Form 10-Q
period 2008-09-30
Forsythe Group Two, Inc
filed 2008-11-14
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53107

THE FORSYTHE GROUP TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0830388 (I.R.S. Employer Identification No.)

8301-16 Magnolia Estates Drive, Cornelius, NC     28031
(Address of principal executive offices)

(704) 987-0732
(Issuer's telephone number)

________________________________
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At November 12, 2008 there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheet – September 30, 2008 (Unaudited)	F-1

Statement of Operations - For the three and nine Months Ended September 30, 2008 (Unaudited) and cumulative since inception (October 12, 2007)(Unaudited)	F-2

Statement of Stockholders Deficit	F-3

Statement of Cash Flows For the nine Months Ended September 30, 2008 (Unaudited) and cumulative since inception (October 12, 2007)(Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

The Forsythe Group Two, Inc.
(A Development Stage Company)
Balance Sheet-UNAUDITED

	September 30, 2008	December 31, 2007
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Shareholder Note Payable	$34,100	$31,600
Accrued Expenses	2,451	2,500
TOTAL CURRENT LIABILITIES	36,551	34,100

TOTAL LIABILITIES	36,551	34,100

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at September 30, 2008)	-	-
Common stock ($0.0001 par value; 110,000,000 shares authorized: 1,000,000 shares issued and outstanding at September 30, 2008)	100	-
Stock Subscription Receivable
Paid in Capital	(100)	-
Accumulated Deficit	(36,451)	(34,000)
TOTAL STOCKHOLDERS' DEFICIT	(36,451)	(34,000)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Operations-UNAUDITED

	For the three months ended	For the nine months ended	Cumulative Total Since
	September 30, 2008	September 30, 2008	Inception (October 12, 2007)
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Consulting Fees	-	-	25,000
Professional Fees	-	-	9,000
Interest Expense	765	2,451	2,451
Total Expenses	765	2,451	36,451

Loss from operations	$(765)	$(2,451)	$(36,451)

NET LOSS	$(765)	$(2,451)	$(36,451)
Basic and fully diluted net loss per common share:	$-	$-	$-

Weighted average common shares outstanding	-	-	-

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit-UNAUDITED

			Stock	Additional
	Common Stock		Subscription	Paid-in	Deficit
	Shares	Amount	Receivable	Capital	Accumulated

Balances, October 12, 2007 (inception)	$-	$-	$-	$-	$-

Net loss	-	-	-	-	(34,000)

Capital Contributions	-	-	-	-	-

Issuance of common shares	-	-	-	-	-
Balances, December 31, 2007	-	$-	$-	$-	$(34,000)

Shares issued	1000000	100	(100)	-	-

Net loss	-	-	-	-	(2,451)

Balances, September 30, 2008	1,000,000	$100	$(100)	$-	$(36,451)

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Cash Flows-UNAUDITED

		Cumulative
	For the nine	Totals
	months ended	Since
	September 30, 2008	Inception
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,451)	$(36,451)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	(49)	2,451
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,500)	(34,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Shareholder Note Payable	2,500	34,100
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,500	34,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	100

BEGINNING BALANCE	100	-

ENDING BALANCE	$100	$100

FORSYTHE GROUP TWO, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—The Forsythe Group Two, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 12, 2007 as a corporation. The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible. As of September 30, 2008 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended September 30, 2008.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through September 30, 2008 are summarized as follows:

Cash paid during the period ended September 30, 2008 for interest and income taxes:

Income Taxes	$—

Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of September 30, 2008.

NOTE D—GOING CONCERN

As shown in the accompanying audited financial statements, the Company has suffered a loss from operations to date. It has experienced a loss of $36,451 since inception and has a negative working of capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE E—CAPITAL STOCK

The Company is authorized to issue 100,000,000 common shares at $.0001 par value per share.

During the period from inception (October 12, 2007) through September 30, 2008, the Company has issued 1,000,000 shares of stock.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

During the period from inception (October 12, 2007) through September 30, 2008, the Company has not issued any shares of preferred stock.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of September 30, 2008 and to date has had no significant operations. Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

On November 1, 2007, The Company signed a promissory note with a related party. The amount of the loan is $31,600 and it is payable on demand, the annual interest rate on the note is 8%. The proceeds from the note will be used to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing with the Securities and Exchange Commission. In January 2008, the Company signed another promissory note with a related party. The amount of this loan is $2,500 and it is payable on demand, the annual interest rate on this note is 8%. The total of the shareholder notes payable as of September 30, 2008 was $34,100 and the accrued interest was $2,451.

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

Our management will have broad discretion in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. Our officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Accordingly, she may not successfully identify a Target Business or conclude a Business Combination. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

2

Results of Operations.

Since our inception, we have not generated any revenue. We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever. We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008 (the “Evaluation Date”). Such evaluation was conducted under the supervision and with the participation of the Company’s principal executive officer who also is our principal financial officer. Based upon such evaluation, the Company’s principal executive officer has concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) None.

(b) None.

(c)  During the three months ended September 30 2008, the Company did not issue any securities.

(d) None.

3

(e) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

THE FORSYTHE GROUP TWO, INC.

Date:	November 12, 2008	By:	/s/ Diane Canup
Diane Canup, President

5