Form 10-Q
period 2009-03-31
Forsythe Group Two, Inc
filed 2009-05-14
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53107

THE FORSYTHE GROUP TWO, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0830388 (I.R.S. Employer Identification No.)

245 East Front Street, Suite A, Statesville, NC  28677
(Address of principal executive offices)

(704) 495-3101
(Registrant's telephone number)

8301-16 Magnolia Estates Drive, Cornelius, NC 28031
 (Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 14, 2009, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheet – March 31, 2009 (Unaudited)	F-1

Statements of Operations -Three and Six Months Ended March31, 2009 (Unaudited)	F-2

Statement of Stockholders Deficit as of March 31, 2009	F-3

Statements of Cash Flows – Six Months Ended March 31, 2009 (Unaudited) and for the Period from October 12, 2007 (date of inception) to March 31, 2009 (Unaudited)	F-4

Notes to Financial Statements (Unaudited)	F-5

The Forsythe Group Two, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$95	$100
TOTAL CURRENT ASSETS	95	100

TOTAL ASSETS	$95	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to Related Party	$38,672	$38,672
Accrued Expenses	9,356	8,583
TOTAL CURRENT LIABILITIES	48,028	47,255

TOTAL LIABILITIES	48,028	47,255

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at March 31, 2009 and December 31, 2008, 2008)	-	-

Common stock ($0.0001 par value; 110,000,000 shares authorized: 1,000,000 shares issued and outstanding at March 31, 2009 and December 31, 2008)	100	100
Paid in Capital	(100)	(100)
Accumulated Deficit	(47,933)	(47,155)
TOTAL STOCKHOLDERS' DEFICIT	(47,933)	(47,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95	$100

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

	For the three months ended		Cumulative Total Since
	March 31 2009	March 31, 2008	Inception (October 12, 2007)
REVENUES:
Income	$-	$-	$-
Total Revenue	-	-	-

EXPENSES:
Selling, General an Administrative	5	-	2,277
Consulting Fees	-	-	25,000
Professional Fees	-	-	16,800
Total Expenses	5	-	44,077

Loss from operations	$(5)	$-	$(44,077)

OTHER INCOME/(EXPENSE):
Interest Expense	(773)	(1,053)	(3,856)

NET LOSS	$(778)	$(1,053)	$(47,933)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.05)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2007	$-	$-	$-	$-	$-	$(1,053)

Net loss	-	-	-	-	-	(46,102)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	(100)	-

Balances, December 31, 2008	1,000,000	$100	-	$-	$(100)	$(47,155)

Shares issued	-	-	-	-	-	-

Net loss	-	-	-	-	-	(778)

Balances, March 31, 2009	1,000,000	$100	-	$-	$(100)	$(47,933)

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
	For the three months ended		Totals Since
	March 31,		Inception
	2009	2008	October 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778)	$(1,053)	$(47,933)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	773	(1,447)	9,356
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5)	(2,500)	(38,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	-	2,500	38,672
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	2,500	38,672

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5)	-	95

BEGINNING BALANCE	100	100	-

ENDING BALANCE	$95	$100	$95

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

FORSYTHE GROUP TWO, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED MARCH 31, 2009

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity—The Forsythe Group Two, Inc. (the "Company”) was organized under the laws of the State of Nevada on October 12, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of March 31, 2009 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended March 31, 2009.

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

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through March 31, 2009 are summarized as follows:

Cash paid during the period ended March 31, 2009 for interest and income taxes:

Income Taxes	$—

Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of March 31, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $47,933, used cash from operations of $38,577 since its inception, and has a negative working capital of $47,933 at March 31, 2009.

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

During the period from inception (October 12, 2007) through March 31, 2009, the Company has issued 1,000,000 shares of common stock.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

During the period from inception (October 12, 2007) through March 31, 2009, the Company has not issued any shares of preferred stock.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of March 31, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

On November 1, 2007, The Company signed a promissory note with a related party.  The amount of the loan is $8,672 and it is payable on demand, the annual interest rate on the note is 8%.  The proceeds from the note will be used to pay certain costs and expenses in connection with the organization of the Company and the preparation and filing with the Securities and Exchange Commission.  In January 2008, the Company signed another promissory note with a related party.  The amount of this loan is $2,500 and it is payable on demand, the annual interest rate on this note is 8%.  The total of the shareholder notes payable as of March 31, 2009 was $34,100 and the accrued interest was $2,451.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview.

The Forsythe Group Two, Inc. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on October 12, 2007 to serve as a vehicle to acquire, through a reverse acquisition, merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”), an operating or development stage business ("Target Business") which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934.  We are currently in the process of identifying and evaluating targets for a Business Combination.  We are not presently engaged in, and will not engage in, any substantive commercial business operations unless and until we consummate a Business Combination.

Our management has broad discretion with respect to identifying and selecting a prospective Target Business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses.  Our sole officer and director has never served as an officer or director of a development stage public company that has affected a Business Combination.  Accordingly, he may not successfully identify a Target Business or conclude a Business Combination.   To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  If we consummate a Business Combination with a foreign entity, we will be subject to all of the risks attendant to foreign operations.  Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

We expect that in connection with any Business Combination, we will issue a significant number of shares of our  common stock (equal to at least 80% of the total number of shares outstanding after giving effect to the transaction and likely, a significantly higher percentage) in order to ensure that the Business Combination qualifies as a “tax free” transaction under federal tax laws.  The issuance of additional shares of our capital stock:

•	will significantly reduce the equity interest of our stockholders; and

•	will cause a change and likely result in the resignation or removal of our officer and director.

Our management anticipates that our Company likely will affect only one Business Combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against potential gains from another.

Liquidity and Capital Resources.

At March 31, 2009, we had cash on hand of $95.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Results of Operations.

Since our inception, we have not engaged in any material business operations nor generated any revenue.  We do not expect to engage in any activities, other than seeking to identify a Target Business, unless and until such time as we enter into a Business Combination with a Target Business, if ever.  We cannot provide investors with any assessment as to the nature of a Target Business’s operations or speculate as to the status of its products or operations, whether at the time of the Business Combination it will be generating revenues or its future prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended March 31, 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

THE FORSYTHE GROUP TWO, INC.

Date: May 14, 2009	By:	/s/ Hunt Keith
Hunt Keith, President
(Principal Executive Officer and
Principal Financial Officer)