Form 10-Q
period 2009-06-30
Forsythe Group Two, Inc
filed 2009-08-12
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53107

        THE FORSYTHE GROUP TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0830388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 East Front Street, Suite A, Statesville, NC  28677
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 11, 2009, there were 1,000,000 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The Forsythe Group Two, Inc.
(A Development Stage Company)
Balance Sheet—Unaudited

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash	$100	$100
TOTAL CURRENT ASSETS	100	100

TOTAL ASSETS	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Note Payable to Related Party	$45,241	$38,672
Accrued Expenses	5,130	8,583
TOTAL CURRENT LIABILITIES	50,371	47,255

TOTAL LIABILITIES	50,371	47,255

STOCKHOLDERS' DEFICIT
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at June 30, 2009 and December 31, 2008, 2008)	-	-

Common stock ($0.0001 par value; 110,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2009 and December 31, 2008)	100	100
Stock Subscription Receivable
Paid in Capital	(100)	(100)
Accumulated Deficit	(50,271)	(47,155)
TOTAL STOCKHOLDERS' DEFICIT	(50,271)	(47,155)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$100	$100

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Operations—Unaudited

					Cumulative
	For the three months ended		For the six months ended		Total Since Inception
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	October 12, 2007
REVENUES:
Income	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

EXPENSES:
Selling, General and Administrative	1,064	-	1,069	-	3,341
Consulting Fees	-	-	-	-	25,000
Professional Fees	500	-	500	-	17,300
Total Expenses	1,564	-	1,569	-	45,641

Loss from operations	$(1,564)	$-	$(1,569)	$-	$(45,641)

OTHER INCOME/(EXPENSE):
Service Charge Refund	-	-	-	-	-
Interest Expense	(773)	(632)	(1,547)	(1,685)	(4,630)

NET LOSS	$(2,337)	$(632)	$(3,116)	$(1,685)	$(50,271)
Basic and fully diluted net loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted average common shares outstanding	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit—Unaudited

					Additional
	Common Stock		Preferred Stock		Paid-in	Deficit
	Shares	Amount	Shares	Amount	Capital	Accumulated

Balances, December 31, 2007	$-	$-	$-	$-	$-	$(1,053)

Net loss	-	-	-	-	-	(46,102)

Capital Contributions	-	-	-	-	-	-

Issuance of common shares	1,000,000	100	-	-	(100)	-
Balances, December 31, 2008	1,000,000	$100	-	$-	$(100)	$(47,155)

Shares issued	-	-	-	-	-	-

Net loss	-	-	-	-	-	(3,116)

Balances, June 30, 2009	1,000,000	$100	-	$-	$(100)	$(50,271)

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Cash Flows—Unaudited

			Cumulative
	For the six months ended		Totals Since
	June 30,		Inception
	2009	2008	October 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,116)	$(1,685)	$(50,271)
Adjustments to reconcile net (loss) to net cash used in operations:
Changes in Assets and Liabilities:
Increase/(decrease) in Accrued Expenses	(3,453)	(815)	5,130
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,569)	(2,500)	(45,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable to Related Party	6,569	2,500	45,241
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,569	2,500	45,241

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	100

BEGINNING BALANCE	100	100	-

ENDING BALANCE	$100	$100	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest	$-	$-	$-
Taxes	$-	$-	$-

FORSYTHE GROUP TWO, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2009 the balance in Accounts Receivable was $0.

Impairment of Long-Lived Assets—The Company evaluates the recoverability of its fixed assets and other assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144’). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company adopted the statement on inception. No impairments of these types of assets were recognized during the period ended June 30, 2009.

Recent Accounting Pronouncements- In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Recent Accounting Pronouncements (cont.)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — An interpretation of FASB Statement No. 60.” SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B—SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information from inception through June 30, 2009 are summarized as follows:

Cash paid during the period ended June 30, 2009 for interest and income taxes:

Income Taxes	$—

Interest	$—

NOTE C—SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  This statement requires companies to report information about operating segments in interim and annual financial statements.  It also requires segment disclosures about products and services, geographic areas and major customers.  The Company determined that it did not have any separately reportable operating segments as of June 30, 2009.

NOTE D—GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $50,271, used cash from operations of $45,141 since its inception, and has a negative working capital of $50,271 at June 30, 2009.

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

During the period from inception (October 12, 2007) through June 30, 2009, the Company has issued 1,000,000 shares of stock.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

During the period from inception (October 12, 2007) through June 30, 2009, the Company has not issued any shares of preferred stock.

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2009 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

On November 1, 2007, The Company signed a promissory note with a related party.  The amount of the loan is $45,241 and it is payable on demand, the annual interest rate on the note is 8%.  The accrued interest was $4,630 as of June 30, 2009.

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

Liquidity and Capital Resources.

At June 30, 2009, we had cash on hand of $100.  We do not expect that these funds will be sufficient to cover our operating costs and expenses.  During the next twelve months we anticipate that we will incur costs and expenses in connection with the preparation and filing of reports under the Securities Exchange Act and the identification and evaluation of targets for a Business Combination.  Management expects to fund additional costs and expenses which may be incurred in connection with due diligence activities and a Business Combination through loans or further investment in the Company, as and when necessary.  We cannot provide investors with any assurance that we will have sufficient capital resources to identify a suitable Target Business, to conduct effective due diligence as to any Target Business or to consummate a Business Combination.  As a result of our negative working capital, our losses since inception, and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, consisting of our principal executive officer, who also is our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness, design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based upon the foregoing, management concluded that our disclosure controls and procedures are effective at providing reasonable assurance that all material information required to be included in our Exchange Act reports is reported in a timely manner.  In addition, based on such evaluation, we have identified no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities.

(a) During the three months ended June 30, 2009, the Company did not issue any securities.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

THE FORSYTHE GROUP TWO, INC.

Date: August 11 2009	By:	/s/ Hunt Keith
Hunt Keith, President
(Principal Executive Officer and
Principal Financial Officer)