Form 10-Q
period 2010-06-30
Forsythe Group Two, Inc
filed 2010-08-16
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53107

THE FORSYTHE GROUP TWO, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	26-0830388 (I.R.S. Employer Identification No.)

1061 Highway 92 N, Fayetteville, GA 30214
(Address of principal executive offices)

(678)489-6055
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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 13, 2010, there were 15,397,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page
Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited)	F-1
Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited) and cumulative since inception (October 12, 2007)	F-2
Statement of Stockholders’ Deficit as of June 30, 2010	F-4
Statements of Cash Flows – For the six months ended June 30, 2010 and 2009 (unaudited) and cumulative since inception (October 12, 2007) (unaudited)	F-3
Notes to Financial Statements (unaudited)	F-5

The Forsythe Group Two, Inc.
(A Development Stage Company)
Balance Sheet

	June 30	December 31
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$100	$100
Total Current Assets	100	100

Total Assets	$100	$100

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Note Payable - Related Party	$55,129	$46,710
Accrued Liabilities	9,156	11,718
Total Current Liabilities	64,285	58,428

Total Liabilities	64,285	58,428

Stockholders' (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at June 30, 2010 and December 31, 2009)	-	-
Common stock ($0.0001 par value; 110,000,000 shares authorized: 1,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009)	100	100
Additional Paid-in Capital	(100)	(100)
Deficit accumulated during development stage	(64,185)	(58,328)

Total Stockholders' (Deficit)	(64,185)	(58,328)

Total Liabilities & Stockholders' (Deficit)	$100	$100

The accompanying notes are an integral part of these financial statements

The Forsythe Group Two, Inc
(A Development Stage Company)
Statements of Operations
Unaudited

					Cumulative
	Three Months Ended		Six Months Ended		Total Since
	June 30		June 30		Inception
	2010	2009	2010	2009	October 12, 2007
Revenues	$-	$-	$-	$-	$-

Operating Expenses
Operating, general and administrative expense	1,941	3,445	3,669	4,069	55,779
Total operating expenses	1,941	3,445	3,669	4,069	55,779

Loss from operations	1,941	3,445	3,669	4,069	55,779

Other Income/Expense
Interest Expense	1,227	-	2,188	-	8,406

Net (loss)	$(3,168)	$(3,445)	$(5,857)	$(4,069)	$(64,185)

Weighted number of common shares outstanding - basic and fully diluted	1,000,000	1,000,000	1,000,000	1,000,000
Loss per share basic and fully diluted	$-	$-	$(0.01)	$-

The accompanying notes are an integral part of these financial statements

The Forsythe Group Two, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow
Unaudited

			Cumulative
	Six Months		Total Since
	Ended		Inception
	June 30, 2010	June 30, 2009	October 12, 2007
Cash Flows from Operating Activities
Net (loss)	$(5,857)	$(4,069)	$(64,185)

Changes in Operating Assets and Liabilities
Accrued Expenses	(2,561)	(2,500)	9,157

Net Cash used by Operations	(8,418)	(6,569)	(55,028)

Cash Flows from Financing Activities
Proceeds from borrowing from related party	8,418	6,569	55,128
Net cash provided by Financing Activities	8,418	6,569	55,128

Net increase (decrease) in cash	$-	$-	$100

Cash Balance at Beg of Period	100	100	-
Cash Balance at End of Period	$100	$100	$100

The accompanying notes are an integral part of these financial statements

The Forsythe Group Two, Inc.
(A Development Stage Company)
Statement of Stockholder's Deficit
Unaudited

					Accumulated
			Additional	Accumulated	Stockholders'
	Common Shares		Paid-In	(Deficit)	(Deficit)
	Shares	Amount	Capital	Income/	Since Inception
Balance December 31, 2007	-	$-	$-	$(1,053)	$(1,053)

Net Loss				(46,102)	(46,102)

Issuance of common shares to founders	1,000,000	100	(100)	-	-

Balance, December 31, 2008	1,000,000	100	(100)	(47,155)	(47,155)

Net Loss	-	-	-	(11,173)	(11,173)

Balance, December 31, 2009	1,000,000	$100	$(100)	$(58,328)	$(58,328)

Net (Loss)	-	-	-	(5,857)	(5,857)

Balance, June 30, 2010	1,000,000	$100	$(100)	$(64,185)	$(64,185)

The accompanying notes are an integral part of these financial statements

The Forsythe Group Two, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

NOTE A—BASIS OF PRESENTATION OF BUSINESS ACTIVITIES

Business Activity—The Forsythe Group Two, Inc. (the “Company”) was organized under the laws of the State of Nevada on October 12, 2007 as a corporation.  The Company’s objective is to acquire or merge with a target business or company in a business combination.

Basis of Presentation—The financial statements included herein were prepared under the accrual basis of accounting.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition - The Company's revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin (SAB) 104, "Revenue Recognition in Financial Statements," for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104, the Company recognizes revenue when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the seller's price is fixed or determinable, and (4) collectability is reasonably assured.

Net Income per Common Share—Basic earnings per share amounts are based on the weighted average shares of common stock outstanding.  If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share.  Accordingly, this presentation has been adopted for the period presented.  There were no adjustments required to net income for the period presented in the computation of diluted earnings per share.

Income Taxes - The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

Fair Value of Financial Instruments—The carrying amounts reported in the balance sheet for cash, accounts receivable and payable approximate fair value based on the short-term maturity of these instruments.

Accounts Receivable—Accounts deemed uncollectible are written off in the year they become uncollectible.  As of June 30, 2010 and December 31, 2009 the balance in accounts receivable was $0 and $0, respectively.

Going Concern—The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $64,185, used cash from operations of $55,028 since its inception, and has a negative working capital of $64,185 at June 30, 2010.

The Forsythe Group Two, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

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

Impairment of Long-Lived—The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment ("ASC 360-10"). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates its long-lived assets for impairment annually or more often if events and circumstances warrant. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation—The Company accounts for stock-based compensation using the fair value method.  The cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

NOTE C— RECENT ACCOUNTING PRONOUNCEMENTS

We are evaluating the impact that recently adopted accounting pronouncements discussed in the notes to the financial statements but do not believe their adoption will have a significant impact.

NOTE D—COMMITMENTS

As of June 30, 2010, the Company had no commitments.

NOTE E—CAPITAL STOCK

The Company is authorized to issue 110,000,000 common shares at $.0001 par value per share.

During the period from inception (October 12, 2007) through June 30, 2010, the Company has issued 1,000,000 shares of stock.

The Company is authorized to issue 10,000,000 preferred shares at $.0001 par value per share.

During the period from inception (October 12, 2007) through June 30, 2010, the Company has not issued any shares of preferred stock.

The Forsythe Group Two, Inc.
(A Development Stage Entity)
Notes to Financial Statements (Unaudited)
June 30, 2010

NOTE F – DEVELOPMENT STAGE COMPANY

The Company is in the development stage as of June 30, 2010 and to date has had no significant operations.  Recovery of the Company’s assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company’s development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.

NOTE G—SHAREHOLDER LOAN/RELATED PARTY

The Company has a series of Notes Payable outstanding to a related party.  The Notes Payable to the Related Party was issued as follows:

Note Payable, due upon demand, 8% per year	$55,129

Accrued interest not paid for the six months ending June 30, 2010 and December 31, 2009 was 2,187 and $3,135, respectively.  And, accrued interest not paid from inception (October 12, 2007) through June 30, 2009 is $9,156.

NOTE H—SUBSEQUENT EVENTS

On June 16, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with BioFuel Technologies, Inc., or BFT, a Georgia corporation, and its shareholders pursuant to which we acquired 100% of the outstanding capital stock of BFT in exchange for 14,697,134 shares of our common stock (the "Share Exchange Agreement"). The Share Exchange Agreement was subject to numerous conditions, all of which were satisfied or waived by the respective parties and the Share Exchange Agreement closed on July 27, 2010. BFT became our wholly-owned subsidiary and we assumed the business and operations of BFT; which, after giving effect to the cancellation of 300,000 shares of common stock by Quality Investment Services, LLC, the sole stockholder, 15,397,134 shares of our common stock were outstanding,

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Overview

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

On June 16, 2010, we entered into a share exchange agreement with BioFuel Technologies, Inc., a Georgia corporation (“BFT”), and its shareholders pursuant to which we acquired 100% of the outstanding capital stock of BFT in exchange for 14,697,134 shares of our common stock (the "Share Exchange Agreement").  We filed a copy of the Share Exchange Agreement as Exhibit 99.1 to a Current Report on Form 8-K as filed with the SEC on June 18, 2010.  The Share Exchange Agreement was subject to numerous conditions, all of which were satisfied or waived by the applicable parties and the Share Exchange Agreement closed on July 27, 2010.  On July 29, 2010, we filed a Current Report on Form 8-K to disclose the closing of the Share Exchange Agreement and the material terms of the other transactions consummated under and in association with Share Exchange Agreement, as well as the information relating to BFT that it would have been required to disclose if it were filing a general form for registration of securities on Form 10 (the “BFT 8-K”).

After giving effect to all of the transactions described in the Share Exchange Agreement, there are 15,397,134 shares of common stock outstanding and the shares we issued to the BFT shareholders constituted 95.45% of our outstanding common stock.   The transactions consummated by the share exchange represent a reverse acquisition whereby BFT became our subsidiary and the former stockholders of BFT became our controlling stockholders.  The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein BFT is considered the acquiror for accounting and financial reporting purposes.

After giving effect to the reverse acquisition, we assumed the business and operations of BFT.  BFT plans to construct and operate a biodiesel manufacturing facility that, when completed, will have the capacity to produce up to 80 million gallons per year nameplate capacity of biodiesel fuel.  We also expect the biodiesel plant to annually produce approximately 750,000 gallons of crude glycerin, which is a co-product of the biodiesel production process.  Glycerin has many applications as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs and food products.

The development and construction of a biodiesel plant is capital intensive and we will require financing for the entire range of our activities.  We cannot be certain that financing will available on acceptable terms, if at all.

In connection with the Share Exchange, Keith Hunt, our sole officer and director as of the closing of the Share Exchange Agreement, resigned and appointed Kenneth Rakestraw and Mark Harris to serve as directors of our Company.  Mr. Rakestraw was appointed to serve as our president and Mr. Harris was appointed to serve as our chief operating officer.  Biographical information relating to Messrs. Rakestraw and Harris is set forth in the BFT 8-K

We expect to file an amendment to our articles of incorporation to change our corporate name to “Alternate Energy Solutions, Inc.” on or about August 13, 2010 to more accurately reflect our new business.

For a complete discussion of the Share Exchange, our new business, risks relating to our business, our financial condition and capital requirements going forward, we refer readers to the BFT 8-K.

Results of Operations

From our inception through the end of the period covered by this report, we had not engaged in any substantive activities nor generated any revenues.

During the six months ended June 30, 2010, we used cash in operations of $8,418, an increase of $1,849, over the six months ended June 30, 2009 in which period we used $6,569 of cash in operations.  We have used cash from operations of $55,028 since inception.

We reported a net loss for the three months ended June 30, 2010 of $3,168 compared to a net loss of $3,445 for the comparable 2009 period.  As of June 30, 2010, we had recorded a net loss since inception of $64,185 and had a negative working capital of $64,185.

As a result of our negative working capital, our losses since inception and failure to generate revenues from operations, our financial statements include a note in which our auditor has expressed doubt about our ability to continue as a "going concern."

Liquidity and Capital Resources

At June 30, 2010, we had $100 of cash on hand.  From inception through the date of this report, we have used cash to pay the costs and expenses incurred in connection with the preparation and filing of reports under the Exchange Act, comprised principally of professional fees, and the identification and evaluation of Target Companies.

We have been funding our operations through loans from our stockholder and, as of June 30, 2010, we had borrowed an aggregate of $55,129 from such stockholder.

After giving effect to the Share Exchange and the acquisition of BFT, our business and capital requirements have changed significantly.  We will require capital to fund the full range of BFT’s activities which comprise the development, construction and operation of a biodiesel manufacturing facility.  We refer readers to the BFT 8-K for a complete discussion of our capital requirements in connection with such activities.

We cannot provide investors with any assurance that we will have sufficient capital resources to fund our proposed activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) During the three months ended June 30, 2010, the Company did not issue any securities.

(b) Not applicable.

(c) During the three months ended June 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

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

THE FORSYTHE GROUP TWO, INC.

Dated: August 16, 2010	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title:	President, Principal Executive Officer and Principal Financial Officer