Form 10-Q
period 2010-09-30
Alternate Energy Solutions, Inc.
filed 2010-11-22
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53107

ALTERNATE ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0830388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 Highway 92 N, Fayetteville, GA 30214
 (Address of principal executive offices)

 (678)489-6055
 (Registrant's telephone number)

The Forsythe Group Two, Inc.
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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At November 22, 2010, there were 15,397,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Page

Balance Sheets as of September 30, 2010 (Unaudited), June 30, 2010 (Unaudited) and December 31, 2009	F-1

Consolidated Statement of Operations for the three and nine months ended September 30, 2010 and 2009 (Unaudited)	F-2

Consolidated Statement of Operations for the three months ended June 30, 2010 and 2009 (Unaudited) and cumulative since inception (August 1, 2008) (Unaudited)	F-3

Consolidated Statements of Cash Flows – For the nine months ended September 30, 2010 and 2009 (Unaudited), the six months ended June 30, 2010 and 2009 (Unaudited) and cumulative since inception (August 1, 2008) (Unaudited)
F-4

Consolidated Statement of Stockholders’ Equity (Deficit) as of September 30, 2010 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Balance Sheets

	(Unaudited)	(Unaudited)
	September 30, 2010	June 30, 2010	December 31, 2009
ASSETS

Current Assets
Cash and Cash Equivalents	$2,908	$22,631	$107,883
Other Receivables	-	50	-
Total Current Assets	2,908	22,681	107,883

Equipment(net of depreciation of $6,059, $4,401, $1,786 for September 30, 2010, June 30, 2010 and December 31, 2009, respectively)	28,097	26,234	18,650

Total Assets	$31,005	$48,915	$126,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to Shareholder	28,437	28,437	28,066
Accounts Payable	209,667	211,767	209,666
Convertible Notes	-	-	198,582
Accrued Expenses	750	750	7,810
Total Current Liabilities	238,854	240,954	444,124

Total Liabilities	238,854	240,954	444,124

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at September 30, 2010, June 30, 2010, and December 31, 2009)	-	-	-
Common stock ($0.0001 par value; 110,000,000 shares authorized: 15,397,134 shares issued and outstanding at September 30, 2010 and June 30, 2010 and 14,170,000 shares issued and outstanding at December 31, 2009)	1,540	1,540	1,417
Stock Payable	28,097	28,097	25,000
Additional Paid-in Capital	293,793	293,793	76,449
Deficit accumulated during development stage	(531,279)	(515,469)	(420,457)

Total Stockholders' Equity (Deficit)	(207,849)	(192,039)	(317,591)

Total Liabilities & Stockholders' Equity (Deficit)	$31,005	$48,915	$126,533

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Operations (Unaudited)

	Three Months		Nine Months
	September 30		September 30
	2010	2009	2010	2009
Revenues		$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Depreciation expense	1,658	352	4,273	1,020
Operating, general and administrative expense	14,152	2,903	97,572	65,319
Total operating expenses	15,810	3,255	101,845	66,339

Interest Expense	-	1,160	8,977	2,673
Loss before provision for income taxes	(15,810)	(4,415)	(110,822)	(69,012)

Provision for income taxes	-	-	-	-
Net loss	$(15,810)	$(4,415)	$(110,822)	$(69,012)

Weighted number of common shares outstanding - basic and fully diluted	15,397,134	14,170,000	15,078,562	13,591,429
Loss per share basic and fully diluted	$0.00	$0.00	$0.01	$0.01

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Operations (Unaudited)

	Three Months		August 1, 2008
	June 30		(Inception) to
	2010	2009	September 30, 2010
Revenues	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Depreciation expense	1,494	338	6,059
Operating, general and administrative expense	49,413	58,966	508,433
Total operating expenses	50,907	59,304	514,492

Interest Expense	4,080	562	16,787
Loss before provision for income taxes	(54,987)	(59,866)	(531,279)

Provision for income taxes	-	-	-
Net loss	$(54,987)	$(59,866)	$(531,279)

Weighted number of common shares outstanding - basic and fully diluted	14,962,758	13,591,429	-
Loss per share basic and fully diluted	$0.00	$0.00	$-

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flow (Unaudited)

	Nine Months		Six Months		August 1, 2008
	Ended September 30		Ended June 30		(Inception) to
	2010	2009	2010	2009	September 30, 2010
Cash Flows from operating activities
Net Loss	$(110,822)	$(69,012)	$(95,012)	$(64,598)	$(531,279)
Adjustments to reconcile net
loss to net cash used
in operating activities
Stock issued for services	5,000	58,500	5,000	58,500	63,500
Stock issued for compensation	-	-	-	-	25,000
Stock issued for debt	795	-	795	-	795
Effect of reverse merger	100	-	100	-	100
Depreciation expense	4,273	1,020	2,615	668	6,059
Donated rent	-	-	-	-	19,366

Changes in Operating Assets and Liabilities
Accrued expenses	8,977	2,672	8,977	1,513	16,787
Due to shareholder	371	1,566	-	1,566	28,437
Other receivables	-	-	(50)	-	-
Accounts payable	1	(7,562)	2,472	(7,562)	209,667
Net Cash used in Operations	(91,305)	(12,816)	(75,103)	(9,913)	(161,568)

Cash Flows from investing activities
Used For
Equipment	(13,720)	(1,141)	(10,199)	(457)	(34,156)
Net cash used in investing	(13,720)	(1,141)	(10,199)	(457)	(34,156)

Cash Flows from financing activities
Proceeds From
Sale of stock	50	-	50	-	50
Borrowing on debt	-	19,000	-	4,000	198,582
Net cash provided by financing	50	19,000	50	4,000	198,632

Net increase (decrease) in cash	$(104,975)	$5,043	$(85,252)	$(6,370)	$2,908

Cash Balance at Beg of Period	$107,883	$6,394	$107,883	$6,394	$-
Cash Balance at End of Period	$2,908	$11,437	$22,631	$24	$2,908

Supplemental Cash Flow Information:
Interest Paid	$16,787	-	$16,787	-	$16,787
Taxes Paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional			Accumulated
	Common Stock		Paid-in	Stock	Earnings/	Stockholders'
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
Balance August 1, 2008		-	-		-	$-
Founders shares	13,000,000	1,300	(1,300)			-
Donated rent			19,366			19,366
Net Loss					(89,013)	(89,013)
Balance December 31, 2008	13,000,000	$1,300	$18,066	$-	$(89,013)	$(69,647)

Stock Payable				25,000		25,000
Stock issued for services	1,170,000	117	58,383			58,500
Net Loss					(331,444)	(331,444)
Balance December 31, 2009	14,170,000	$1,417	$76,449	$25,000	$(420,457)	$(317,591)

Stock issued for cash	1,000	-	50			50
Stock issued for debt conversion	426,134	43	213,023	3,097		216,163
Stock issued for services	100,000	10	4,990			5,000
Effect of reverse merger	700,000	70	(719)			(649)
Net Loss					(95,012)	(95,012)
Balance June 30, 2010	15,397,134	$1,540	$293,793	$28,097	$(515,469)	$(192,039)

Net Loss					(15,810)	(95,012)
Balance September 30, 2010	15,397,134	$1,540	$293,793	$28,097	$(531,279)	$(207,849)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Notes to the Financial Statements (Unaudited)

Note 1 - Nature of the Business

Nature of the Business - Alternate Energy Solutions, Inc. ("we," "us," or the "Company") was organized under the laws of the State of Nevada on October 12, 2007.  We propose to construct and operate a biodiesel manufacturing facility that, when completed, will have the capacity to produce up to 80 million gallons per year of biodiesel fuel.  We also expect the biodiesel plant to annually produce approximately 750,000 gallons of crude glycerin, which is a co-product of the biodiesel production process.  Biodiesel is a biodegradable, nontoxic alternative fuel produced from multiple types of vegetable oil and other feedstocks.  Biodiesel performs comparably to petroleum-based diesel in vehicle, marine, power generation and home heating oil applications.  Biodiesel can be used as a direct replacement for diesel fuel at levels up to 100% and can also be blended with diesel in any percentage.  On July 1, 2010, rules and accompanying compliance mechanisms, known as renewable fuel standards, went into effect mandating that certain minimum amounts of biofuels, such as biodiesel, are blended into the national transportation fuel supply.  We believe that these rules will serve as the impetus for the development and growth of our business.  Since our inception, our operations have comprised designing our biodiesel production facility and negotiating to lease or purchase the real property at which we will site our facility.  We require significant capital to fund the entire range of our proposed activities.

As of September 30, 2010, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred a net loss of $ $110,822 for the nine months ended September 30, 2010, and $531,279 since inception.  As of September 30, 2010, the Company's liabilities exceed its assets by $207,849.  The Company has not generated revenues to date. These factors create substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if  the  Company  is  unable  to  continue  as  a  going  concern

The  ability  of  the  Company  to  continue  as a going concern is dependent on securing  additional  sources  of capital from the sale of equity and/or obtaining debt financing to fund the development of revenue generating activities.  Management’s plans include selling equity securities and obtaining debt financing to fund its capital requirements, including the construction of a biodiesel manufacturing facility; however, there can be no assurance the Company will be successful in these efforts.

Note 3 - Significant Accounting Policies

Basis of Presentation - The financial statements included herein are prepared under the accrual basis of accounting.

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

Unaudited Interim Financial Information- The accompanying balance sheet as of September 30, 2010 and June 30, 2010, statements of operations for the nine months ended September 30, 2010 and six months ended June 30, 2010, statement of owners' equity for the nine months ended September 30, 2010 and six months ended June 30, 2010 and statements of cash flows for the nine months ended September 30, 2010 and six months ended June 30, 2010 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of the Company's management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments necessary for the fair presentation of the Company's statement of financial position at September 30, 2010 and June 30, 2010 and its results of operations and its cash flows for the nine months ended September 30, 2010 and six months ended June 30, 2010. The results for the nine months ended September 30, 2010 and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2010.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Significant estimates subject to material changes in the near term include restructuring and impairment charges, inventory valuation, deferred tax assets, allowance for doubtful accounts, promotional accruals, sales returns and allowances, actuarial assumptions of pension plans, the estimated fair value of embedded derivative liabilities, settlement accruals, restructuring, valuation of investments, including other than temporary impairments to such investments, accounting for investments in equity securities, and litigation and defense costs. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at September 30, 2010, June 30, 2010 and December 31, 2009 are insured.  There are no cash equivalents in the periods presented.

Start-Up Cost - Start-up cost and organizational costs are expensed when incurred.

Advertising Costs - All cost associated with advertising and promotions are expensed as incurred.

Revenue Recognition - There are no current revenues now or expected during the start-up of the Company.  Once we start operations and producing bio-diesel our revenue will be recorded when the Company delivers bio-diesel fuel to our customers.  Additional revenue will be recognized when we ship glycerin which is our only by-product.  Our design and fabrication business will also create additional revenue opportunities by manufacturing components for alternate energy industries such as solar, wind and turbine generation power systems.   These revenues will be recognized as work is performed under contractual agreement.

Allowance for Doubtful Accounts - The Company does not currently have a policy with respect to allowances for doubtful accounts.  Once we become operational and commence recording revenue, we will evaluate our uncollectible receivables and record an allowance for doubtful accounts as required.

Income Taxes - The Company accounts for income taxes under the liability method and records deferred taxes for the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.   Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments - The Company’s financial instruments consist of cash and cash equivalents, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one — Quoted market prices in active markets for identical assets or liabilities;

Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining the category in which an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each period.

Stock Based Compensation - The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The Company has not issued any options or warrants to date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are account for based on the fair value at the date of grant of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Basic and Diluted Loss per Share - The basic net loss per common share is computed by dividing the net loss by the weighted number of shares outstanding.  The diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” by the weighted number of shares outstanding plus potential dilutive securities.  For the periods represented, there were no outstanding potential common stock equivalents therefore basic and diluted results per share are the same.

New Accounting Pronouncements - In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s financial position, results of operations and cash flows.

Reclassifications - Certain reclassifications have been made to the prior period’s financial statements to conform to current period’s presentation.

Note 4 - Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Vehicles	2 years
Furniture and Fixtures	7 years
Machinery and Equipment	5 years
Office and Computer Equipment	3 years
Signs	7 years
Buildings	40 years

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period.  The cost of maintenance and repairs is charged to operations as incurred.  Significant renewals and betterments are capitalized.   Property plant and equipment in the process of being installed and/or modified for production purposes is carried in construction in progress until it becomes operational. Once the property and and/or equipment becomes operational the Company begins depreciated using the useful lives indicated above.

Property plant and equipment consists of:

	September 30, 2010	June 30, 2010	December 31, 2009

Machinery	$34,156	$30,635	$20,436
Accumulated Depreciation	6,059	4,401	1,786
Net Book Value	$28,097	$26,234	$18,650

The Company had machinery on hand, net of accumulated depreciation, in the amount $28,097, $26,234, and $18,650 as of September 30, 2010, June 30, 2010 and December 31, 2009.  The equipment is in the process of being modified into production equipment. Depreciation expense totaled $4,273 and $1,020 for the nine months ended September 30, 2010 and 2009, respectively and $2,615 for the six months ended June 30, 2010.

Note 5 – Convertible Notes

During 2009 and 2008, the Company issued short-term convertible promissory notes, bearing interest at the rate of 10% per annum, and convertible by the investor at the rate of $0.50 per share of common stock.  The Company evaluated the notes and noted no beneficial conversion feature as defined by current accounting guidance.   The convertible promissory notes contain reset provisions to the conversion price if the Company issues equity at a price less than the conversion price of $0.50 as set forth in such notes. This ratchet provision results in a derivative liability, however, the Company obtained a waiver from each note holder in which the holder elected to relinquish his rights to the reset provision. Thus, as of September 30, 2010, June 30, 2010 and December 31, 2009, there is no derivative liability.

On June 14, 2010, the convertible promissory notes become automatically convertible in accordance with the agreements as the Company consummated a transaction (reverse-merger). As such, the Company converted $198,582 of principle and $16,787 of accrued interest into 424,544 shares of its common stock and 6,194 shares of stock payable at a conversion price of $0.50 per share. The Company also issued an  additional 1,590 shares of its common stock which was recorded as a financing expense and included in operating, general and administrative expense of $97,572.

The Company has recorded interest expense of $8,977 and $2,673 for the nine months ended September 30, 2010 and 2009, respectively and $8,977 and $1,513 for the six months ended June 30, 2010 and June 30, 2009, respectively.  The Company has recorded interest expense of $0 and $1,160 for the three months ended September 30, 2010 and 2009, respectively and $4,079 and $757 for the three months ended June 30, 2010 and June 30, 2009, respectively.

Note 6 – Due to Shareholder

As of December 31, 2009,  an officer of the Company paid $35,371 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a liability of $28,066. During the nine months ended September 30, 2010 the Company borrowed an additional $371 for a total due of $28,437. The borrowings were treated as a trade payable thus the Company did not impute interest.

Note 7 - Related Party Transactions

On May 15, 2009 the Company issued 1,170,000 shares of common stock to two related parties for professional services rendered. The aggregate fair market value of the shares on the date of grant was $58,500 based upon the fair value of services provided of $0.05 per share of common stock.

During 2009, the Company had $53,782 in convertible promissory notes, bearing interest at the rate of 10% per annum, and convertible by the investor at the rate of $0.50 per share of common stock.

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of December 31, 2009, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock was valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at September 30, 2010 and December 31, 2009.

Note 8 – Stockholders’ Equity

Upon incorporation, the Company was authorized to issue 500 shares of common stock, no par value per share.  On September 14, 2009, the Company amended its articles of incorporation to increase the number of shares of common stock it is authorized to issue to 20,000,000 shares of common stock.  On May 24, 2010,  the Company amended its articles of incorporation to increase the number of shares of common stock it is authorized to issue from 20,000,000 shares to 25,000,000 shares and affect a 1.3-for-1 split of the outstanding shares of common stock. All information has been adjusted to reflect the stock split as it took place as of the earliest period presented.

Common Stock
From inception to January 15, 2009, 13,000,000 shares were issued to the founders of the Company.

On May 12, 2010, the Company sold 1,000 shares of its common stock to a third party for $0.05 per share.

On May 15, 2009 the Company issued 1,170,000 shares of common stock to two related parties for professional services rendered.  The aggregate value of the shares on the date of grant was $58, 500 based upon the fair value of services provided of $0.05 per share of common stock.

On June 10, 2010, the Company’s Board of Directors approved an issuance of 100,000 shares of common stock to two third parties for services rendered for a total $5,000 based upon the most recent sale of common stock at $0.05 per share.

On June 15, 2010, the Company issued 426,134 shares of common stock and recorded 6,194 shares in stock payable to convertible promissory note holders for conversion of principal of $198,582 and accrued interest of $16,787 at a conversion price of $0.50 per share.

On June 16, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with BioFuel Technologies, Inc., or BFT, a Georgia corporation, and its shareholders pursuant to which we acquired 100% of the outstanding capital stock of BFT in exchange for 14,697,134 shares of our common stock (the "Share Exchange Agreement"). The Share Exchange Agreement was subject to numerous conditions, all of which were satisfied or waived by the respective parties and the Share Exchange Agreement closed on July 27, 2010. BFT became our wholly-owned subsidiary and we assumed the business and operations of BFT; which, after giving effect to the cancellation of 300,000 shares of common stock by Quality Investment Services, LLC, the sole stockholder, 15,397,134 shares of our common stock were outstanding.

The Company issued 500,000 shares of common stock to a former employee under the terms of a Settlement Agreement dated July 20, 2010. The fair market value on the date of grant was $25,000 based upon the recent sales price of common stock of $0.05 per share. The amount was recorded in stock payable as of December 31, 2009.

On July 27, 2010, the Company completed a reverse acquisition transaction through a share exchange with The Forsythe Group Two, Inc. and its shareholders whereby we acquired 14,697,134 shares of its common stock, which, after giving effect to the cancellation of 300,000 shares of common stock by Quality Investment Services, LLC, the sole stockholder, under a Contribution and Cancellation Agreement, constituted 95.45% of its outstanding common stock.  As a result of the reverse acquisition, the Company became a subsidiary of The Forsythe Group Two, Inc. and our stockholders became controlling stockholders in The Forsythe Group Two, Inc.  The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein the Company is considered the acquirer for accounting and financial reporting purposes.

Note 9 - Settlement Payable

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer.  The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock.  On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of December 31, 2009, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock was valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at September 30, 2010 and December 31, 2009.

Note 10- Income Taxes

As of September 30, 2010 the Company incurred net losses, and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved.  The cumulative net loss carry forward is approximately $71,228 as of September 30, 2010 will expire beginning in the year 2028.

At September 30, 2010, the net deferred tax asset consisted of the following:

Net Operating Loss	$71,228

Less: Valuation allowance	$(71,228)

Net Deferred tax asset	$-

Item 2. Management’s Discussion and Analysis or Plan of Operation.

You should read the following discussion in conjunction with the unaudited consolidated financial statements and the accompanying notes included in this Form 10-Q.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed elsewhere in this Form 10-Q and those listed in other documents we have filed with the Securities and Exchange Commission.

Overview

On July 27, 2010, we closed a share exchange agreement with BioFuel Technologies, Inc., a Georgia corporation (“BFT”), and its shareholders pursuant to which we acquired 100% of the outstanding capital stock of BFT in exchange for 14,697,134 shares of our common stock (the "Share Exchange Agreement").  As of the closing of the Share Exchange Agreement, BFT became our wholly-owned subsidiary and we assumed the business and operations of BFT.  We filed the Share Exchange Agreement with the Securities and Exchange Commission as Exhibit 99.1 to a Current Report on Form 8-K dated June 18, 2010.  On July 29, 2010, we filed a Current Report on Form 8-K to disclose the closing of the Share Exchange Agreement and the material terms of the other transactions consummated under and in association with Share Exchange Agreement, as well as the information relating to BFT that it would have been required to disclose if it were filing a general form for registration of securities on Form 10 (the “8-K”).

On September 24, 2010, we filed a certificate of amendment to our articles of incorporation with the State of Nevada to change our name to Alternate Energy Solutions, Inc.

We are a development stage company that has not generated any revenues or conducted any substantive operations.  We have designed and propose ultimately to construct a biodiesel production plant having a capacity of 80 million gallon per year, or MGY.  Our plans are contingent upon the receipt of financing adequate to construct our plant.

Our plan of operation contemplates that we will construct a temporary facility at the Port of Savannah that will have a production capacity of 11.2 MGY of biodiesel upon full build-out.  We expect to enter into a lease for the site immediately upon the receipt of funding in the amount approximately $750,000 that will cover costs and expenses we expect to incur in connection with the construction of a facility to accommodate a single biofuel processing unit and achieve biodiesel production, including working capital.  One biodiesel processing unit will allow us to produce approximately 6,000 gallons of biodiesel per day, or approximately 1,872,000 MGY, a cost of $0.17 per gallon of annual capacity (based solely on the cost of the equipment).  However, we are seeking to obtain capital that will permit us to construct a temporary plant initially with two biofuel processing units that will enable us to produce 3.744 MGY upon commissioning.  We expect to complete the construction of the facility and begin selling biodiesel in the State of Georgia within twelve weeks of taking possession of the property.  We will increase output as demand for our biodiesel warrants and our financial resources allow until we achieve 11.2 MGY, which could be within twelve months.

At such time as our financial resources permit and demand for our biodiesel warrants, we will construct a permanent facility near our temporary site at the Port of Savannah to which we will relocate our operations.  We will commission the plant with capacity of 30 MGY within 8 weeks of taking possession of the site.   We expect to progressively add systems to increase production capacity by integrating them with the systems already in operation.  We will increase output as demand for our biodiesel warrants and our financial resources allow.  We will reinvest and apply all of our profits to fund in part our expansion and development as quickly as possible so that within one year after commissioning, we would be producing approximately 42 MGY of biodiesel at this facility.  We believe that the total cost to commission the permanent plant at its initial capacity of 30.2 MGY will be approximately $13.5 million.  We will be able to build our 80 MGY nameplate capacity plant for a total cost of approximately $20.5 million, or $0.2562 per gallon of nameplate capacity.

We have selected the location of our proposed plants based on an in-depth analysis designed to reduce cost and maximize profitability.  We determined to construct our production facilities at the Port of Savannah which is an integrated port facility in proximity to a large urban population.  We believe such a location provides several important benefits, including that it will afford us access to a stable and relatively low-cost international supply of raw biomass; will provide us with access to an existing and well developed transportation infrastructure, including national rail and highway systems and sea-faring tankers to ship finished product, and will be in proximity to a large concentration of our primary target customers.

We intend to use palm kernel oil, or PKO, as the biomass, or feedstock, from which we will manufacture biodiesel.  PKO is palm-oil extracted from the kernel, or seed, of the fruit of the African oil palm tree.  We believe that our principal competitive advantage will derive from the price at which our feedstock suppliers will sell PKO to us.  We believe that the prices we expect to pay for PKO in combination with our other operating and production efficiencies will allow us to produce biodiesel at a price per gallon competitive with the current market price for a gallon of diesel fuel.  Though we can match the market price for diesel, we will be able to charge the premium for biodiesel generally in effect.

The production and sale of biofuels is governed by the revised Renewable Fuel Standards, or RFS2, which are administered by the Environmental Protection Agency, or EPA.  Among other things, RFS2 established minimum nationwide levels of renewable fuels, including biodiesel, that petroleum refiners and importers of petroleum fuels are required to blend into the domestic transportation fuel supply (gasoline and diesel) and provides a mechanism for implementing the renewable fuels mandate.

Under RFS2, palm oil and, therefore, PKO, has not been approved as a qualified pathway for the purposes of producing “renewable fuel,” as such term is defined under RFS2.  As stated in the preamble to the final RFS2 rules, the EPA advises that it is actively analyzing palm-oil based pathways to determine whether palm-oil qualifies as a valid pathway for the production of renewable fuels.  The EPA advises that its preliminary modeling and analysis indicate that palm-oil will qualify as a valid pathway and that palm-oil/PKO will be used in meeting the RFS2 volume requirements of the renewable fuels standard in the near-term.  The EPA anticipates that this analysis will be completed in 2010.  If the EPA determines that a palm-oil based pathway to producing renewable fuel qualifies under RFS2, fuel producers using palm oil will be able to participate in the RFS2 renewable volume requirements with the next quarterly update of the EPA Moderated Transaction System.  At current national annual output capacity, there is not a sufficient quantity of biodiesel produced to satisfy the volume requirements for biodiesel under RFS2; accordingly, if our palm-oil based biodiesel is approved as a renewable fuel under RFS2, we believe that we can sell our entire output.

 Until such time as our fuel is eligible to be sold as a “renewable fuel” under RFS2, or if the EPA never approves a palm-oil based pathway to produce renewable fuel under RFS2, we believe that we will be able sell our fuel to purchasers seeking to comply with federal and state clean air laws.  We expect that our fuel will meet the standard for biodiesel established by The American Society of Testing and Materials, or ASTM, which is called ASTM D-6751, that has been adopted by the EPA and which would qualify it for sale as a transportation fuel in Georgia and other states.   This certification will satisfy potential end-users that the use of our fuel in blend with petroleum diesel will not void their vehicle warranties.  We believe that there are a substantial number of potential end-users of our biodiesel that are required to satisfy clean air regulations and for which no specific types of fuels are mandated.  These include government fleets and their agencies, truck fleet operators and commercial agricultural concerns.  We also have identified purchasers that have indicated an interest in purchasing our biofuel for military and marine applications.  The purchase of our biodiesel is particularly attractive to these entities at the price points at which we expect to sell our fuel.  The use of biodiesel will allow these users to achieve the emissions standards because, when compared to petroleum fuels, biodiesel, which contains no sulfur and generates no sulfur emissions, significantly reduces (i) carbon dioxide emissions, (ii) tailpipe emissions of particulate matter (soot or black carbon), (iii) emissions of unburned hydrocarbons, and (iv) carbon monoxide emissions.

In the event that palm oil and/or PKO is not approved as a qualified pathway for producing biofuel that qualifies as a renewable fuel under RFS2, we would lose a significant competitive advantage derived from the low price at which we can acquire PKO when compared to feedstocks utilized by other U.S. producers, which would materially and adversely affect our business.  However, our biodiesel production systems are capable of processing a variety of vegetable and animal feedstocks, which provides us considerable flexibility to shift into and out of feedstocks as commodity prices change and one feedstock becomes more economical (from a price and efficiency perspective) compared to other feedstocks.  Accordingly, whether or not PKO is approved as a qualified pathway from which to manufacture biodiesel, we will continually seek to identify other feedstocks from which to manufacture biodiesel.  We believe that as the EPA qualifies additional biomass pathways for the production of biofuels under RFS2 (it recently approved canola oil as a qualified pathway), the price of the commodities from which biodiesel is manufactured will not be as sensitive to increases in demand resulting from increased biodiesel production because the supply of available feedstocks will increase both because of the wider selection of feedstocks that will be available and because more agricultural land will be allocated to the production of these feedstocks.  Depending upon the results of our operations under a revised business model necessitated by the failure of the EPA to qualify palm-oil/PKO as an eligible pathway to produce renewable fuel under RFS2, we may be required to scale back the capacity of our temporary and permanent plants to correspond with revenues generated from sales in other markets or using other feedstocks in the manufacture of biodiesel.  We cannot assure investors that we will be able to make our business model work if we cannot utilize PKO or otherwise obtain feedstock at prices that provide us with a competitive advantage.

Components of Revenues and Expenses

Total revenues

Our primary source of revenue will be the sale of biodiesel.  We will also receive revenue from the sale of glycerin, which is a co-product of the biodiesel production process and which has many applications as an ingredient or processing aid in cosmetics, toiletries, personal care products, drugs and food products.

The selling prices we will realize for our biodiesel are largely determined by the demand for biodiesel, which, in turn, is influenced by industry factors over which we have little if any control.  See "Our Industry."   Selling prices for glycerin also are subject to the forces of supply and demand and, since the advent of commercial biodiesel production, glycerin prices have tended to rise as biodiesel production decreases and decline as biodiesel production increases.

The supply of and demand for biodiesel have declined during over the last two years.  These trends have been attributed to the recession and the failure to pass the biodiesel production tax credit for 2010 along with the uncertainty as to the implementation of the RFS.  As a result, biodiesel prices have suffered.

Because the industry is new, average national biodiesel prices have been difficult to track and pricing statistics and information has been sporadically released.  The EIA's Monthly Biodiesel Production Report for the period January 2009 through March 2009 (the last period for which such report is available) demonstrated that biodiesel typically sold at a premium to petroleum diesel during the covered period.  The average price of blends containing 98% or more biodiesel and sold net of the federal tax credit was $1.79 per gallon for the first 3 months of 2009.  The average diesel wholesale price during this period was $1.37 per gallon.

Since we expect to produce biodiesel at prices less than the market price for diesel fuel, we may elect to sell biodiesel at less than prevailing market prices to ensure disposition of our entire output.

Cost of Goods Sold and Gross Profit

Our gross profit will be derived from our total revenues less our cost of goods sold.  Our cost of goods sold will be affected primarily by the cost of feedstock, methanol, electricity and distribution cost (tanker truck rental and fuel requirements).

Biomass will be our most significant raw material cost.  In general, higher biomass prices will result in lower profit margins because biodiesel producers are unable to pass along increased biomass costs to customers because of the correlation of the price of biodiesel to diesel.  The price of biomass is subject to significant volatility.  We believe that as the EPA qualifies additional biomass pathways for the production of biofuels under RFS2, it recently approved canola oil as a qualified pathway, the price of the commodities from which biodiesel is manufactured will not be as sensitive to increases in demand resulting from increased biodiesel production and prices will come down, which would render other feedstocks economically practical.

We have received commitment letters from three PKO growers under which they have committed to supply us with and we are entitled to purchase from them feedstock in an amount in excess of our annual requirements (when we are operating at full capacity) at favorable prices when compared to current domestic feedstock prices that are fixed during the year after our first purchase.  These commitments are not contracts to sell PKO to us and it is unlikely we would be able to compel the growers to sell PKO to us at previously quoted prices.  The price of biomass is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors in the countries where they are grown.  These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  The significance and relative effect of these factors on the price of vegetable oils is difficult to predict.  In addition, because we will purchase biomass from vendors located in Africa and the Far East, we will be subject to all of the risks of doing business in developing countries.  Our supply of feedstock from these sources could be delayed, interrupted or discontinued at any time as a result of political or social unrest, economic factors, including the imposition of tariffs or taxes, or natural conditions, such as weather, in these countries.  In addition, transit problems could delay or interrupt shipments and deliveries of the product.  If these sources fail to supply the agreed upon amount of feedstock under the terms of their commitment letters or any extensions thereof, we may have difficulty in sourcing vegetable oils on economical terms.  If we are required to purchase feedstock on short notice to satisfy our customers' requirements for biodiesel, we may have to do so on the spot markets at significantly higher prices.  All of the foregoing factors could have a negative impact on the cost of biomass, our cost of goods and reduce our competitive position.

The price of methanol is subject to significant volatility.  Between 2005 and June 2010, the price of methanol ranged from $.60 per gallon (March 2009) to $2.50 per gallon (in December 2009 and January 2010).  The price per gallon of methanol in October 2010 was $1.33.  (All prices provided by Methanex Corporation, the world's largest producer of methanol and related products.)  At the high extreme of the price ranges reported above, the additional cost to produce a gallon of biodiesel would be $0.06 more than at the lowest cost reported in the period.

We will purchase electricity to power our biodiesel production systems.  We expect that electricity will represent our second largest operating cost after biomass, and electricity prices can be volatile.

Initially, we will distribute our biodiesel by tanker truck to customers who we expect will lie in an approximately 150 mile radius of our operations.  We will incur significant cost to lease and fuel these trucks.

Selling, general and administrative expenses

Selling, general and administrative expenses will consist of salaries and benefits paid to our management and administrative employees, expenses relating to third-party services, insurance, travel, marketing and other expenses, including certain expenses associated with being a public company, such as costs associated with compliance with Section 404 of the Sarbanes-Oxley Act and transfer agent fees.

Liquidity and Capital Resources

We are a new company with no material operating results to date.

We have not generated any revenue to date and will not generate any revenues unless and until we complete the construction of our biodiesel production facilities.  We will continue to incur operating costs in connection with the development of our business, including for travel expenses, professional fees and general and administrative expenses.  Our efforts to develop our business will be constrained until we obtain financing to construct our production facilities.

At September 30, 2010, we had $2,908 in cash.

Since our inception, we have financed our operations through contributions and loans from management and from the sale of short term convertible promissory notes in the principal amount of $198,582, the entire amount of which was converted into the stock of BFT prior to the Share Exchange.

We do not have available any lines of credit or other bank facilities.

Over the next twelve months, we will require capital for the entire range of our activities, including the construction of our temporary biodiesel production plant, the permitting process, engaging personnel, purchasing raw material, general and administrative expenses and working capital..

In order to construct our temporary facility as originally configured, employing three biodiesel processing units, we will require $1.8 million of capital, which includes working capital for a period of 6 months.  However, we believe that can construct a facility with one biodiesel fuel processing unit at a cost of approximately $750,000, including working capital for 3 months.  As compared to the three-processing unit temporary facility we have been contemplating in our design schematics, a single processing unit facility would result in a reduction in operating efficiencies and economies of scale because the decreased revenue stream would be allocated among virtually the same infrastructural requirements, such as rent and personnel.  However, we believe that if we can obtain the capital sufficient to construct a facility of any size, we can prove our concept, which may facilitate obtaining additional capital. In all events, we believe that we can realize a profit from the operation of a single fuel processing unit facility and grow our operations from capital provided internally, if necessary.

We expect that our capital requirements will be allocated principally among raw materials; payroll; rent; general and administrative expenses; professional fees and advertising and marketing expenses.

We will seek to secure the capital necessary to fund our operations through equity or debt financing.  We currently are focusing on raising capital through the sale of equity in a private placement of our securities to one or more accredited investors, though we have not identified any definitive purchasers or made any offers to sell securities as of the date of this Report.  We believe that we could obtain the capital sufficient to fund the first phase of construction of our temporary facility before the end of 2010, though we cannot assure investors that we will be successful in raising all or any part of the capital we require to initiate our operations.

We cannot provide investors with any assurance that we will have sufficient capital resources to fund our proposed activities.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Our operating, general and administrative expenses increased by $11,249 from $2,903 to $14,152, or 388%, for the three months ended September 30, 2010 compared to the same period in the last year.  The increase is primarily attributable to increases in professional fees, specifically legal and accounting, and an increase in telephone expenses incurred as a result of public reporting requirements.

Three Months Ended June 30, 2010 and 2009

Our operating, general and administrative expenses decreased by $9,553 from $ 58,966 to $49,413 or 16%, for the three months ended June 30, 2010 compared to the same period in the last year.  The decrease is primarily attributable to a deceases in professional fees, specifically legal, accounting, and professional services rendered.

Nine Months Ended September 30, 2010 and 2009

Our operating, general and administrative expenses increased by $32,253 from $65,319 to $97,572, or 50%, for the nine months ended September 30, 2010 compared to the same period in the last year.  The increase is primarily attributable to increases in professional fees, specifically legal and accounting and an increase in telephone expenses incurred as a result of public reporting requirements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of the date of this report, we do not have any significant contractual obligations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense.  Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We do not believe that there have been any significant changes during the three and nine months ended September 30, 2010 to the items that we disclosed as our critical accounting policies and estimates in the audited financial statements for the years ended December 31, 2009 and 2010 we filed with the 8-K.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15. Based on such evaluation, the Company’s Chief Executive Officer has concluded that the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) As reported in the 8-K, on July 27, 2010, in connection with the Share Exchange, we issued an aggregate of 14,697,134 shares of common stock in exchange for a like number of shares of the common stock of BFT representing all of the outstanding shares of capital stock of BFT.  We did not receive any cash consideration in connection with the Share Exchange.  The number of our shares issued to the shareholders of BFT was determined in an arm's-length negotiation.

The shares of our common stock issued to the former holders of BFT’s common stock in connection with the Share Exchange were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated under that section, which exempt transactions by an issuer not involving any public offering.

(b) Not applicable.

(c) During the three months ended September 30, 2010, neither the issuer nor any "affiliated purchaser," as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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

ALTERNATE ENERGY SOLUTIONS, INC.
Dated: November 22, 2010	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title:	President, Principal Executive Officer and Principal Financial Officer