Form 10-Q/A
period 2010-09-30
Alternate Energy Solutions, Inc.
filed 2010-12-14
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/1
(Amendment No. 1)

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

EXPLANATORY NOTE

Alternate Energy Solutions, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report of Form 10-Q ("Form 10-Q/A") for the three months ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 22, 2010 ("Original Form 10-Q"), to amend Item 4(T). Disclosure Controls and Procedures to disclose why our Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2010 and described what steps we are taking to ensure that our disclosure controls and procedures are effective in the current and subsequent periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that is amended by this Form 10-Q/A is restated in its entirety, and this Form 10-Q/A is accompanied by currently dated certifications on Exhibits 31.1 and 32.1 by our Chief Executive Officer, who also serves as our Chief Financial Officer and principal accounting officer

Except as expressly set forth in this Amendment, we are not amending any other part of the Original Form 10-Q. This amendment continues to speak as of the date of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise. Accordingly, this amendment should be read in conjunction with the Original Form 10-Q and with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-Q, including any amendments to those filings. The filing of this amendment shall not be deemed an admission that the Original Form 10-Q when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, or PEO, who also serves as our and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined) in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our PEO does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.   We have identified the following material weaknesses:

•
As of September 30, 2010, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

•
As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
As of September 30, 2010, we did not maintain effective controls over financial reporting.  Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported.  The transactions were identified by the auditors and calculated and reported correctly as of September 30, 2010.

This control deficiency could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Action

We will continue to work with the experienced third party accounting firm in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles and to ensure corporate compliance.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010.

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

ALTERNATE ENERGY SOLUTIONS, INC.

Dated: December 13, 2010	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title:	President, Principal Executive Officer and Principal Financial Officer