Form 10-Q/A
period 2010-09-30
Alternate Energy Solutions, Inc.
filed 2011-03-09
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Alternate Energy Solutions, Inc. ("we," "us," "our," or the "Company") is filing this Amendment No. 2 on Form 10-Q/A to our Quarterly Report of Form 10-Q ("Form 10-Q/A") for the three months ended September 30, 2010, originally filed with the Securities and Exchange Commission on November 22, 2010 ("Original Form 10-Q"), to amend Item 4(T). Disclosure Controls and Procedures to disclose why our Chief Executive Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2010 and described what steps we are taking to ensure that our disclosure controls and procedures are effective in the current and subsequent periods.

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

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2010, the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our principal executive officer, or PEO, who also is our principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on this evaluation, our PEO concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to us, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  In conducting the evaluation of our disclosure controls and procedures as of September 30, 2010, we determined that they were not effective at the reasonable assurance level required by management to achieve their objectives.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and may find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Material Weakness in Internal Control over Financial Reporting

The deficiencies in our disclosure controls and procedures also represented material weaknesses in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses:

1.
As of September 30, 2010, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.
As of September 30, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
As of September 30, 2010, we did not maintain effective controls over financial reporting. Specifically controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of September 30, 2010.

These control deficiencies could result in a misstatement in the aforementioned reporting that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting through the date of this report or during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Corrective Actions

We have retained Samuel Veasey as a third party consultant to assist in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles. Mr. Veasey had been employed by Ligget Group, Inc., a public company, for 33 years where he was responsible for all financial activities, including accounting, budgeting, internal control to protect the assets of the company, debt compliance, internal management reporting and external reporting including to banks and with the SEC, cash management, as well as human resources and information systems.

The Company will work with Mr. Veasey to explore and consider the options available to us to remediate the material weaknesses in our internal control over financial reporting and the ineffectiveness of our disclosure controls and procedures.

The remediation measures we ultimately implement may include:

•	Creating a position to segregate duties consistent with control objectives that would increase our personnel resources and technical accounting expertise within the accounting function.
•	Retaining a third party accounting firm to assist in establishing internal controls and procedures.
•
Organizing an audit committee and appointing one or more outside directors to our board of directors who would serve on the audit committee and be responsible for undertaking the implementation and oversight of internal controls and procedures.

The measures we implement will necessarily reflect our resource constraints. We are a development stage company, have yet to generate revenue from operations and possess limited financial resources. Our limited financial resources will constrain our ability to implement and support the entire range of corrective measures we ultimately elect to deploy. Accordingly, we anticipate that we will introduce the corrective measures that we, along with our consultants and advisors, select over time as our resources permit.

We cannot assure you at this time that the actions and remediation measures we ultimately implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

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

ALTERNATE ENERGY SOLUTIONS, INC.

Dated: March 9, 2011	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title:	President, Principal Executive Officer and Principal Financial Officer