Form 10-K
period 2010-12-31
Alternate Energy Solutions, Inc.
filed 2011-04-11
CIK 1421816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No.: 000-53107

                                        ALTERNATE ENERGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0875492
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1061 Highway 92 N, Fayetteville Georgia 30214
(Address of principal executive offices)

(678)489-6055
Issuer’s telephone number

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $-0- based upon a closing price of $-0- per share on April 8, 2011.

As of April 8, 2011, there were 15,547,134 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which represent our management’s beliefs and assumptions concerning future events.  When used in this document and in documents incorporated by reference, forward-looking statements include, without limitation, statements regarding financial forecasts or projections, and our expectations, beliefs, intentions or future strategies that are signified by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “continue” and similar expressions.  The forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K.  We disclaim any obligation to update these statements (unless required by securities laws), and we caution you not to rely on them unduly.  We have based these forward-looking statements on our current expectations and assumptions about future events.  While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control.  These and other important factors, including those discussed in Item 1A “Risk Factors” of this report, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

These risks, contingencies and uncertainties include, but are not limited to, the following:

•	We may not be able to implement our strategy as planned or at all;
•	We may not be able to secure an optimal site for our plant;
▪	We may not be able to obtain the approvals and permits that will be necessary in order to construct our facility as planned;
•	We may encounter unanticipated difficulties in constructing our plant;
▪	Delays and defects may cause our costs to increase to a level that would make our facility too expensive to construct or unprofitable;
▪	The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.
▪	We are not generating any revenue, have limited capital resources and are dependent entirely upon our management to fund our operations;
▪	Our proprietary equipment, systems and processes have never been deployed on a commercial scale and they may not function as efficiently or effectively as we anticipate or at all;
•	Our management has never operated a biodiesel facility;
•	Factors beyond our control may impact the efficient and effective operation of our plant;
▪	If we fail to develop a market for our biodiesel at favorable prices, our business, operating results and financial condition may be adversely affected;
▪	The EPA has not approved palm-oil/PKO, our proposed feedstock to produce fuel as a qualified pathway from which to produce biodiesel under RFS2;
•	We will rely on third parties to supply feedstock, which may impact our operations in many ways;
▪
If our proposed palm oil suppliers are unable to satisfy our requirements for PKO at the prices at which they have committed, we will have to identify other sources of feedstock, the price and availability of which is subject to significant volatility;

▪	Upon commissioning of our production facilities, we will have to demonstrate that they comply with applicable EPA regulations which could be costly and time consuming;
▪	Initial and ongoing compliance and reporting under RFS2 will be difficult, costly and time consuming;
▪	We are highly dependent on our management team and the loss of their services would have a material adverse effect on our business;
▪	Problems with product quality or product performance could result in a decrease in customers and revenue;
▪	Biodiesel gels in colder temperatures, which could have an adverse effect on our sales and the biodiesel industry generally;
▪	Our inability to effectively protect our intellectual property could negatively affect our ability to comp

ii

•	We may not be able to compete effectively in our industry;
•	Technological advances in our industry may render our intellectual property obsolete;
▪	Competition resulting from advances in alternative fuels may reduce the demand for biodiesel and negatively impact our profitability;
▪	We expect that our business will be subject to seasonal fluctuations, which could adversely affect our financial results;
▪	A variety of factors could cause the price of biodiesel to decline, including, for example, if supply outpaces demand, which would have a significant negative impact on our financial performance;
▪	Imported biodiesel may be a less expensive alternative to our biodiesel, which could impair our ability to sell our product and negatively impact our financial condition and results of operations;
▪	There is uncertainty regarding the use of biodiesel in newer diesel engines, which may inhibit or deter the use of biodiesel as a transportation fuel;
▪
Growth in the sale and distribution of biodiesel depends on the development of new technologies and infrastructure, which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions;

▪	Environmental, health and safety laws, regulations and liabilities may have an adverse effect on our operations;
▪
Changes in industry specification standards for biodiesel may increase production costs or require additional capital expenditures to upgrade and/or modify our biodiesel production facilities to meet them. Such upgrades and/or modifications may entail delays in or stoppages of production;

▪	Adverse public opinions relating to the environmental impact of biodiesel could constrain the demand for our product and harm our business;
•	Adverse public opinions concerning the biodiesel industry in general could harm our business;
▪	Our management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods;
•	we have no independent audit committee and rely on our full board of directors functions in such capacity which may hinder its effectiveness in fulfilling the functions of the audit committee;
•	the issuance of stock to fund our operations may dilute your investment and reduce your equity interest;.
•	the issuance of preferred stock could adversely impact the rights of holders of our common stock;
•	There is no trading market for our common stock;
•	any market that develops for our common stock likely will be illiquid and the trading price of our common stock could be volatile and unrelated to our operations;
•	substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline in any market that may develop for our common stock;
•	our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock.

iii

PART I

Item 1. Business

Overview

We are a development stage company that has no operating history or revenue. We are planning to construct and operate a biodiesel manufacturing facility that, when completed, will have the capacity to produce up to 80 million gallons per year, or MGY, nameplate capacity of biodiesel fuel. We also expect the biodiesel plant to annually produce approximately 750,000 gallons of crude glycerin, which is a co-product of the biodiesel production process. Glycerin has many applications as an ingredient or processing aid in cosmetics, toiletries, personal care, drugs and food products.

Our plan of operation contemplates that we will construct a temporary facility at a leased site that will have a production capacity of 11.2 MGY upon full build-out. At such time as our financial resources permit and demand for our biodiesel warrants, we will construct a permanent facility near the proposed site of our temporary facility to which we will relocate our operations.

The effectuation of our business plan is contingent upon the receipt of financing. We cannot be certain that financing will available on acceptable terms, if at all.

Our business plan reflects our core principals encompassing an intense commitment to cost control and sensitivity to environmental sustainability. We have been considerate and deliberate in devising solutions to the operating constraints that we believe have inhibited the biodiesel industry from achieving its potential. We believe that we have developed a business model that will allow us to achieve success as the industry continues to struggle with a range of economic challenges, the most pressing of which has been the cost and availability of biomass, which accounts for 70% to 90% of the total production cost. The high cost producers' pay for biomass has prevented them from selling product at prices competitive with diesel fuel because, even accounting for government incentives that have been made available to producers, it is more expensive to produce biodiesel than diesel fuel.

We have developed our business plan on the basis that we would utilize palm kernel oil, or PKO, as the biomass, or feedstock, from which we will manufacture biodiesel. PKO is a variety of palm-oil extracted from the kernel, or seed, of the fruit of the African oil palm tree. We believe that we have locked-in a stable supply of PKO for our operations at purchase prices that will provide us with a distinct competitive advantage compared to soy, corn and waste oils, the biomass utilized by most US biodiesel manufacturers, and allow us to produce biodiesel at prices competitive with petroleum based diesel fuel.

As of the date of this Annual Report, the Environmental Protection Agency, or EPA, had not qualified palm oil/PKO as a pathway to producing renewable fuel under the renewable fuel standards set by Congress under the Energy Independence and Security Act (EISA) of 2007, which we refer to as RFS2. When RFS2 went into effect in July 2010, the EPA stated that it was actively analyzing palm-oil based pathways to determine if it qualifies as a valid pathway for the production of biodiesel and that its preliminary modeling and analysis indicated that palm-oil would qualify as a valid pathway. At the time, the EPA anticipated that this analysis would be completed by the end of 2010. The EPA has not yet concluded its analysis to determine if a palm-oil based pathway to producing renewable fuel qualifies under RFS2.

We have developed proprietary processes and systems for manufacturing biodiesel, from which we expect to derive a meaningful competitive advantage. Our production equipment is based on an innovative combination of existing, proven technologies that integrate multiple types of programmable control systems to maximize the efficiency in throughput that we believe will increase production efficiency, reduce production costs and improve plant economics when compared to other biodiesel production plants. We will produce biodiesel using a series of small batch/flow processing systems, when compared to the large single line plants being constructed today. We believe that we can construct our production equipment less expensively and more quickly than other biodiesel producers. We will fabricate our production equipment in-house from readily available parts and equipment. These factors will allow us to add capacity quickly as demand warrants. We believe that our technology will enable us to produce biodiesel that meets the standard for biodiesel established by The American Society of Testing and Materials, or ASTM, which is called ASTM D-6751, that has been adopted by the EPA.

We believe that the EPA’s delay in qualifying palm oil/PKO as an approved pathway for the production of renewable fuels under RFS2 has inhibited our ability to raise the cash we require to construct our temporary production facility. In order to further the development of our business, it is our intention to develop a single reactor facility capable of producing approximately 624,000 gallons per year of biodiesel that would allow us to validate our concepts, equipment, manufacturing techniques and revenue potential. We would site the unit at laboratory space currently provided to us free of charge by our President. Upon production of first biodiesel, we would seek to obtain ASTM – D 6751 certification that would allow us to sell it in any state after registering under state tax codes. Regardless of whether the EPA has qualified palm oil/PKO as a pathway to producing renewable fuel, we likely will utilize PKO as the feedstock in our operations, though we may also utilize other biomasses to demonstrate the multi-feedstock capabilities of our equipment. We believe that though the fuel we manufacture from PKO will not qualify as a renewable fuel under RFS2, we will be able to sell our biodiesel into numerous other markets that require cleaner burning fuel to blend with diesel to comply with applicable clean air regulations.

Corporate Information

The Company was incorporated under the name “The Forsythe Group Two, Inc.” in the State of Nevada on October 12, 2007. We were originally organized as a “blank check” shell company to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On July 27, 2010, we closed a share exchange transaction (“Share Exchange”), described below, pursuant to which we (i) became the 100% parent of BioFuel Technologies, Inc., a Georgia corporation (“BFT”), (ii) assumed the operations of BFT and (iii) changed our name from The Forsythe Group Two, Inc. to Alternate Energy Solutions, Inc.

BFT was incorporated in the State of Georgia on August 1, 2008 and since inception had engaged in developing and refining its business model.

Our corporate offices are located at 1061 Highway 92 N., Fayetteville, Georgia 30214, where our telephone number is (678) 489-6055.

Recent Events

Completion of Share Exchange

On June 16, 2010, we entered into a share exchange agreement (the “Exchange Agreement”) with all fourteen holders of outstanding shares of the common stock of BFT. Pursuant to the Exchange Agreement, we agreed to issue shares of our common stock in exchange for all of the issued and outstanding securities of BFT (the “Share Exchange”). The Share Exchange closed on July 27, 2010. Upon the closing of the Share Exchange, we (i) became the 100% parent of BFT, (ii) assumed the operations of BFT and (iii) changed our name from The Forsythe Group Two, Inc. to Alternate Energy Solutions, Inc.

Upon the closing of the Share Exchange, we issued one share of our common stock for each share of BFT common stock outstanding resulting in the issuance of an aggregate of 14,697,134 shares of our common stock to the shareholders of BFT. Immediately after the closing of the Share Exchange, there were 15,397,134 shares of our common stock outstanding, of which approximately 95.45% were held by the former stockholders of BFT and approximately 4.55% were held by our sole stockholder prior to the closing date.

Upon the closing of the Share Exchange, our sole director and officer, Hunt Keith, appointed Kenneth Rakestraw and Mark Harris as directors of the Company and resigned from all positions he held with the Company.

As a condition to the obligations of BFT shareholders under the Exchange Agreement, we entered into a Indemnification Agreement with Quality Investment Services, LLC (“QIS”), our sole stockholder prior to the Share Exchange, whereby it (i) cancelled and forgave all amounts due under a series of Non-Negotiable Demand Promissory Note executed by the Company in favor of QIS which accrued interest at the rate of 8% per year and (ii) surrendered for cancellation 300,000 shares of common stock that it owned. As of the closing of the Share Exchange, we owed QIS an aggregate of $64,090 under the Note, including $55,684 in principal and $8,406 in accrued interest.

As a condition to the consummation of the Exchange Agreement, we entered into a series of Lock-Up Agreements with respect to 14,870,000 shares of our common stock, that comprises the shares held by QIS (700,000 shares), all of shares issued to BFT's directors and officers (13,000,000 shares) and 1,170,000 shares issued to two additional holders of our common stock. Under the Lock Up Agreements, the stockholders have agreed that (i) they will not sell or transfer any shares of our common stock held as of the closing of the Share Exchange until a date that is one hundred and eighty days after the effective date of the registration statement that includes their shares to be filed pursuant to the Registration Rights Agreement described below and (ii) upon the conclusion of the initial lock up period, such persons will not sell or transfer more than 1/36th of the shares of common stock they held as of the date of the Share Exchange during any month thereafter.

Pursuant to the terms of the Exchange Agreement, we entered into a Registration Rights Agreement with 16 persons holding an aggregate of 1,237,134 shares of our common stock issued in the Share Exchange, which includes 10,000 shares held by the directors and officers of BFT, and 700,000 shares held by QIS. Pursuant to the Registration Rights Agreement, we will (i) file the registration statement within 180 days of the date of the Share Exchange, subject to our right to withdraw the registration statement under certain circumstances without penalty, (ii) pay all costs and expenses incident to such registration and (iii) maintain the effectiveness of the registration statement filed for the benefit of the holders of the shares included therein for a minimum of twelve months following its effective date.

For accounting purposes, the Share Exchange was treated as a reverse acquisition with BFT as the acquirer and the Company as the acquired party. As a result, the business and financial information included in this report is the business and financial information of BFT.

Our Competitive Strengths

We believe that the following competitive strengths will enable us to compete effectively and to capitalize on the growth of the market for biodiesel fuel:

•
Biomass Supply and Price – We have received commitment letters from biomass growers that will allow us to purchase all of our feedstock requirements at favorable prices. We believe that we have locked-in a stable supply of biomass that will allow us to purchase quantities in excess of twice our projected annual requirements for a period of one year from the date of the first shipment at highly favorable prices when compared to current domestic feedstock prices. Our suppliers have indicated their willingness to discuss renewing these commitments on one year terms on prices to be negotiated.

•
Scalability and Flexibility of Production Equipment – We can construct our multi-feedstock, small batch/flow production equipment quickly and economically, which will allow us to commence operations promptly after receiving financing and to add capacity quickly and inexpensively by building new production systems as demand for our product warrants and our financial condition permits. This scalability and flexibility we allow us to maintain a close balance between production capacity and market demand for our product.

•
Logistics – We have selected an urban port location at which to develop our facility, which should reduce costs and maximize profits, particularly by minimizing the cost of biomass and reducing transportation costs, and provide us access to a well-developed transportation infrastructure and a wide base of customers within our target markets.

•
Management – Our current management team has considerable experience with the intricacies of the equipment, processes and systems that comprise our technology and equipment. They have participated in the commissioning, operation and management of large-scale facilities.

•
In-house Engineering and Construction Expertise – We will fabricate our production systems in-house, which will decrease our time to market, reduce our construction costs and allow us to expand capacity as plant economics dictate within our financial and operational parameters.

Our Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

•
Progressive Asset Growth through Profit Reinvestment – The modular nature of our equipment will allow us to construct individual diesel production systems quickly and inexpensively and commence generating revenue with a relatively small investment. We will reinvest our profits to increase capacity to construct additional production systems.

•
Maintain a Close Balance of Capacity to Demand – The ability to fabricate our production equipment quickly and economically will allow us to maintain a close balance between production capacity and market demand for our product.

•
Dedication to Cost Control and Efficiency – We will develop and construct our facility with a focus on minimizing cost inputs such as biomass and transportation. Once our plant is operational, we will continue to promote a culture of cost control and efficiency regardless of economic cycle.

Our Industry

Biodiesel

Biodiesel is a clean-burning alternative to petroleum-based diesel. Biodiesel is manufactured from renewable feedstocks such as soybean, palm, canola and sunflower oil, as well as from animal fats, fish oils, algae and recycled cooking oils. New feedstocks from which biodiesel is manufactured are being developed rapidly. Biodiesel is produced by reacting a feedstock with methanol in the presence of a catalyst, which yields biodiesel and glycerin as a co-product. Biodiesel can be a direct replacement for diesel and can be blended with diesel fuel in any ratio. Biodiesel blends are primarily used as a fuel for trucks and automobiles. It can also be used as home heating oil and as an alternative fuel in a variety of other applications, including marine transportation, electrical generation, farm equipment and mining operations.

According to the National Biodiesel Board, or NBB, among other environmental benefits, biodiesel:

•	in its pure, or neat, form, reduces the net gain in carbon dioxide, or CO2, emissions by 78% compared to petroleum fuels;
•
reduces tailpipe emissions of particulate matter (soot or black carbon) by 47%, which is recognized as a major contributor to global warming, as well as a critical air pollutant associated with reduced human health, particularly among children and asthmatics;

•	reduces emissions of unburned hydrocarbons by 67%;
•	produces 48% less carbon monoxide than diesel fuels; and
•	contains no sulfur and generates no sulfur emissions, a major source of acidification in rain and surface water.

Biodiesel has better lubricating properties and a much higher cetane rating (the diesel equivalent of octane) than today's lower sulfur diesel fuels. The use of biodiesel in its neat form, B100, or in a blend with petroleum-based diesel reduces fuel system wear and in low levels in high pressure systems increases the life of the fuel injection equipment that relies on the fuel for its lubrication, including high pressure injection pumps, pump injectors and fuel injectors.

U.S. Biodiesel Production

In 2007, the U.S. consumed approximately 64 billion gallons of diesel according to the Energy Information Administration, or EIA. Biodiesel production in the U.S. peaked in 2008 at approximately 691 million gallons and was approximately 545 million gallons in 2009. Analysts attribute the decline in production in 2009 to poor economic conditions as a result of the recession. Production in 2010 dropped to an estimated 315 million gallons, which many attribute to the expiration of the biodiesel tax credit, which provides a $1 credit for each gallon of biodiesel produced and which has allowed biodiesel to remain competitive with diesel fuel, and a tariff imposed by the European Union on biodiesel imported from the United States. Congress the restored the tax credit for 2011. The NBB estimates that in 2008, U.S. biodiesel producers sold just over 600 million gallons of biodiesel, including approximately 300 million gallons in the U.S.

According to the National Biodiesel Board, or NBB, as of June 2009, there were 173 biodiesel production facilities in operation in the U.S. with reported aggregate capacity of approximately 2.68 BGY and 29 facilities under construction or expansion with expected additional annual production capacity of approximately 427 MGY. (The foregoing statistics cannot be currently verified given the recent spate of plant closures or curtailed production as a result of the downturn in the economy, the lapse in the biodiesel production tax credit during 2010 and the tariff imposed by the EU on US imports ). While it appears that there currently exists overcapacity, a condition that will be exacerbated by the new plants that may come on line (based upon pre 2010 information), we believe that the market potential for biodiesel remains significantly higher than current and projected production levels and the EIA predicts that the market will continue to absorb biodiesel supply for the foreseeable future. We believe that biodiesel production will begin to increase in response to regulations promulgated by the EPA that became effective on July 1, 2010 (RFS2) implementing the revised renewable fuel standards established by Congress under the Energy Independence and Security Act (EISA) of 2007 and the renewal of the biodiesel tax credit.

Industry Drivers

We believe that federal legislative initiatives that encompass a diverse range of critical national interests are driving the current growth in the alternative fuels industry and will continue to spur robust growth in the decades to come. The federal legislation addresses energy security issues, environmental interests, health concerns and economic objectives. In addition, we believe that market forces are generating demand for biofuels worldwide.

•
Environmental and Health Concerns. Legislative initiatives have been enacted over the last several years that target the environment and public health concerns by seeking to reduce GHG emissions that are considered by many to be the primary cause of global warming. These measures require low sulfur, lighter, clean-burning fuels, such as biodiesel, and mandate the introduction of specified minimum quantities of alternative fuels derived from renewable sources into the national fuel supply. We believe that the implementation of the regulations implementing RFS2 on July 1, 2010 should reinvigorate the industry in the short- and long-term. A discussion of the specific legislative measures follows, under the heading “ – Federal Government Initiatives Affecting Biodiesel Production and Use.”

•
Economic Dynamics. A host of economic factors are driving the growth of domestically produced alternative, renewable fuels, such as biodiesel. Key economic factors include dwindling global oil reserves; mitigating the economic uncertainty and instability resulting from the price volatility of petroleum-based fuels and the development of the biofuels industry as a domestic economic engine that would create new jobs and taxable revenues.

•
Strategic Issues. Strategic factors that encompass the security and diversity of the nation's energy supply serve as long-term drivers of our industry. Biodiesel and the feedstocks from which it is produced can be grown domestically and throughout the world, thereby allowing the nation to diversify its sources of fuel and reduce reliance on energy imported from the Middle East and the vulnerability inherent in such reliance. Biodiesel can be blended with petroleum-based diesel fuel to extend the life of existing petroleum reserves and, as a source of ultra-clean fuel, to blend with heavier/dirtier conventionally refined diesel to comply with environmental regulations.

•
Market Forces. Many of the factors referenced above are creating a global growth in demand for clean diesel fuel which can be satisfied with alternative fuels, such as biodiesel. For example, the U.S. is experiencing an increasing shortage of petroleum refining capacity during a period in which demand for refined petroleum products is expected to increase. The expanded use of biodiesel could mitigate the shortage of refining capacity. Biodiesel can be integrated into the existing U.S. fuels distribution infrastructure (tankers, pipelines, trucks and filling stations) by making relatively minor modifications to such equipment, obviating the need to develop new and costly infrastructure. Biodiesel can be used directly in existing diesel engines, the use of which is increasing in the U.S., given their higher fuel efficiency as compared to conventional gas burning engines. The use of biodiesel can improve engine performance given its higher cetane number (the diesel equivalent of octane) than most diesel fuel, and extend engine life because it burns more cleanly than diesel fuel. Blending biodiesel with ultra low sulfur diesel, or ULSD, even at low levels (1 to 2%), also provides added lubricity, which improves engine performance.

U.S. Market Opportunity for Biodiesel

Biodiesel can be substituted for petroleum-based diesel in virtually every potential context, either in its blended or pure form. Biodiesel allows users who are subject to federal and state laws that mandate the use of alternative fuels to satisfy these obligations. In addition, users in certain industries that are subject to federal and state clean air laws (such as farm vehicles and trucking fleets), can blend biodiesel with diesel fuel to reduce emissions to mandated levels and allow them to satisfy those laws. Therefore, we believe that biodiesel markets are diverse and that biodiesel could be attractive to a large number of current diesel consumers, including:

Government/Public Sector Users: These include municipal fleet owners at every tier, federal, state and city, in every sector, including, for example, department of transportation vehicles, city and school buses, and state university-owned vehicles. In view of laws and regulations adopted by the federal government and many states that require the use of alternative fuels in government-owned vehicles and the purchase of alternative fuel vehicles, or AFV's, where economically comparable, and in their effort to satisfy the requirements of the EPAct and EISA (discussed below), we expect early adoption and deep penetration of municipal and public sector fleets.

Retail Users: These include, private fleet owners/operators, such as trucking companies; commercial farm equipment owners; the aviation industry; construction vehicles and equipment; and retail customers such as fueling stations. Penetration of biodiesel in the retail market will be achieved primarily by distribution to oil companies, independent fuel station owners, marinas and railroad operators. We believe that retail distribution may offer the best potential for higher margin customers.

Wholesale Market/Biodiesel Marketers: The wholesale market includes selling biodiesel directly to fuel blenders or through biodiesel marketers. Fuel blenders purchase pure biodiesel (B100) from biodiesel production plants, blend it with regular diesel fuel according to specifications, and deliver a final product to retailers.

Additional Markets: Additional markets for biodiesel are emerging because of the biodiesel incentives, high energy prices and innovation. These may include sales to power generation facilities or by developing cogeneration power plants using biodiesel to provide electricity to power industrial plants, in which excess electricity could be sold back to electrical grids allowing electric companies to meet Renewable Portfolio Standards (described below). Further, a potential market exists for sales of biodiesel to customers as a cleaner burning heating oil replacement or additive.

Federal Government Initiatives Affecting Biodiesel Production and Use

In recent years, federal, state and local governments have enacted legislative incentives and mandates to encourage the production and use of biodiesel. The present strong Presidential support for renewable fuels is driven by an increased embrace of the economic, environmental and security benefits of renewable fuels. The renewable fuel standard, or RFS, is the most significant piece of legislation affecting the biofuel industry and is discussed below. Other key regulatory initiatives include:

•
Energy Policy Act of 1992 which established a goal of 30% alternative fuel usage in government fleets by 2010 and under which biodiesel was designated as an alternative fuel for which credits could be earned for blends with diesel in products that included 20% biofuels or greater.

•
Energy Conservation and Re-Authorization Act of 1998 which allows vehicle fleets that are required to purchase alternative fuel vehicles (AFVs) to generate credits toward fulfilling this requirement by purchasing and using biodiesel in conventional-fuel vehicles.

•	American Jobs Creation Act of 2004 which created an excise tax credit for producers’ and blenders’ of biodiesel of up to $1.00 per gallon.

•
Highway Diesel Fuel Rules. In 2006, the EPA promulgated the Ultra-Low Sulfur Diesel, or ULSD, regulations. These rules require that all diesel fuel, diesel fuel additives and distillate fuels blended with diesel for on-road use contain no more sulfur content than 15 parts per million and provide that using biodiesel as a blend with petroleum-based diesels allows distributors to comply with these regulations.

Renewable Fuels Standard

The renewable fuel standard, or RFS, program was adopted by EPA to implement the provisions of the Energy Policy Act of 2005, or EPAct, which added section 211(o) to the Clean Air Act. Under the EPAct, Congress established minimum nationwide levels of renewable fuels, including biodiesel, ethanol and liquid fuel produced from biomass or biogas, to be blended into the domestic gasoline supply. The EPAct specifies that the amount of biofuel that must be blended with gasoline sold in the United States was to have increased to 4 billion gallons, or bg, by 2006, 6.1 bg by 2009 and 7.5 bg by 2012. The typical compliance fuel under EPAct is ethanol made from corn starch. The obligated parties under the system are petroleum refiners and importers of gasoline.

Under the RFS, obligated parties were required to demonstrate that they have complied with their percentage obligations over the gallons of gasoline they sold into the marketplace during a compliance period. The EPA developed a system of volume accounting and tracking of the credits associated with renewable fuels known as Renewable Identification Numbers, or RINs. The system is based on the assignment of unique numbers to each batch of renewable fuel by the gasoline producer or importer. The use of RINs allows the EPA to measure and track renewable fuel volumes at the point of their introduction into the national fuel supply rather than at the point when they are blended into conventional fuels, which provides more accurate measurements that can be easily verified. The RFS program requires RINs to be transferred with renewable fuel until the point at which the renewable fuel is purchased by an obligated party or is blended into gasoline by a blender. RINs are accumulated to allow an obligated party to satisfy its renewable volume obligations, or RVOs. The RFS program contemplated that RINs would be sold among obligated parties so that a deficient party could acquire RINs from another obligated party that generated excess RINs to satisfy its requirements.

The RFS program was expanded under the Energy Independence and Security Act (EISA) of 2007. Under the EISA, the mandatory RFS program, known after the adoption of EISA as RFS2, was expanded in several key ways, including by:

•	expanding the RFS program to include diesel, in addition to gasoline, and covers virtually every type of engine used in automotive, marine, jet or locomotive applications;

•	increasing the volume of renewable fuel required to be blended into transportation fuel from 9 bg in 2008 to 36 bg by 2022;

•	establishing new categories of renewable fuel and setting separate volume requirements for each one; and

•	requiring EPA to apply lifecycle greenhouse gas, or GHG, performance threshold standards to ensure that each category of renewable fuel emits fewer GHGs than the petroleum fuel it replaces.

RFS2 was adopted with the expectation that it would lay the foundation for achieving significant reductions of greenhouse gas emissions from the use of renewable fuels, for reducing imported petroleum and encouraging the development and expansion of the nation's renewable fuels sector.

RFS2 represents a new regulatory regime for the transportation fuel industry including producers of both petroleum-based fuels and alternative fuels. It impacts every aspect of an obligated party's business and will be, we believe, the stimulus that will drive the growth and development of the biofuel industry in the coming years. The following discussion of the general provisions of RFS2 is intended to demonstrate the breadth of the regulations generally and as they will apply to our business and to serve as a reference as we discuss our business throughout this report.

Volume Standards

For 2010, the volume of renewable fuels required to be produced or imported in the U.S. is 12.95 bg. This total volume must consist of specific amounts in each of the following fuel categories created by RFS2: biomass-based diesel, cellulosic biofuel and advanced biofuel. The remaining volume falls into the “renewable fuel” category. We expect to produce bio-mass-based diesel at our facility.

The volume standard for biomass-based diesel (the type of fuel we propose to produce) has been set at 0.80 bg for 2011. The 2010 requirement was 0.65 bg but because compliance mechanisms were not previously in place, obligated parties are required to meet a combined 2009/2010 requirement by the end of the 2010 compliance year it was combined with the 2009 volume requirement of 0.5 bg. A preliminary standard for biomass-based diesel for 2012 has been set by the EPA at 1 bg. The volume standards for biomass-based diesel reach 15 bg by 2022.

The annual standards may be reset each year by the EPA based upon information provided by the EIA or stakeholders. For instance, each year, the EIA estimates the volume of transportation fuel that will be consumed for the following year as well as the amount of renewable fuel that may be available.

Renewable Fuels

Under RFS2, the term “renewable fuel” has been redefined. A renewable fuel must (i) be produced from renewable biomass (as defined in the regulations), (ii) replace or reduce the quantity of fossil fuel present in a transportation fuel, heating oil, or jet fuel and (iii) have a GHG, emission at least 20% less than baseline lifecycle greenhouse gases (50%, in the case of biomass-based biodiesel), unless the fuel is exempted. The second component merely refers to the use of the renewable fuel that falls under this rule.

The analysis to determine the eligibility of a renewable fuel under RFS2 in meeting one of the four volume requirements necessarily encompasses a review of the type of feedstock used for renewable fuel production, the land on which the biomass was grown, the process used to convert the feedstock into fuel, and the lifecycle greenhouse gas (GHG) emissions that are emitted in comparison to the gasoline or diesel that the renewable fuel displaces.

Renewable Biomass

EISA presents a revised definition of "renewable fuel" that requires it to be made from feedstocks that qualify as "renewable biomass." EISA’s definition of the term ‘‘renewable biomass’’ limits the types of biomass that may be used as well as the types of land from which the biomass may be harvested. Under EISA, feedstock for renewable fuel must originate from among the following types of lands: planted crops and crop residue from agricultural land cleared prior to December 19, 2007 and actively managed or fallow on that date; planted trees and tree residue from tree plantations cleared prior to December 19, 2007 and actively managed on that date; animal waste material and byproducts; slash and pre-commercial thinnings from non-federal forestlands that are neither old-growth nor listed as critically imperiled or rare by a State Natural Heritage program; biomass cleared from the vicinity of buildings and other areas at risk of wildfire; algae and separated yard waste and food waste. The EPA provided structure to these definitions in the implementing regulations. Foreign-grown biomass must originate from this list of approved sources, as well.

EISA prohibits the generation of RINs for renewable fuel made from feedstock that does not meet the definition of renewable biomass.

Lifecycle GHG Analysis

A further qualification requires that lifecycle GHG emissions of a renewable fuel must be less than the lifecycle GHG emissions of the 2005 baseline average gasoline or diesel fuel that it replaces by a set percentage. Under EISA, "lifecycle greenhouse gas emissions" means the aggregate quantity of greenhouse gas emissions (including direct emissions and significant indirect emissions such as significant emissions from land use changes) related to the full fuel lifecycle, including all stages of fuel and feedstock production and distribution, from feedstock generation or extraction through the distribution and delivery and use of the finished fuel to the ultimate consumer, where the mass values for all greenhouse gases are adjusted to account for their relative global warming potential.

The EPA has devised a complex methodology to determine whether the lifecycle GHG emissions of a particular biofuel meet the GHG emissions standards. For example, the EPA’s methodology takes into account indirect emissions when looking at lifecycle emissions from biofuels, particularly in the context of commodity feedstocks, which consider the market interactions of biofuel demand on feedstock and agricultural markets of the region in which they are grown. The EPA recognizes that the methodology it adopted is inherently uncertain. In addition, each analysis necessarily will require significant time to complete.

Qualifying Fuel Pathways

As of the date the final RFS2 rules were published (February 3, 2010), EPA had modeled and approved only a limited number of specific fuel pathways that qualify as renewable fuels under RFS2, signifying that they had satisfied the renewable biomass and lifecycle GHG emissions analysis. These include: soy oil, waste oils, fats, greases and algal oils.

In the preamble to the adopting regulations, the EPA noted that threshold determinations for certain pathways were not possible at the time of promulgation because sufficient modeling or data was not available. In some of these cases, the EPA recognizes that a renewable fuel is already being produced from an alternative feedstock and that although it has the data needed for analysis, it did not have sufficient time to complete the necessary lifecycle GHG impact assessment for the final rule. The EPA has advised that it will model and evaluate additional pathways after the final rule on the basis of current or likely commercial production in the near-term and the status of current analysis at the EPA. In the preamble to the adopting regulations, the EPA advised that it anticipated completing modeling palm oil, grain sorghum ethanol and woody pulp ethanol within six months of February 2010. The EPA noted that, based on current and projected commercial trends and the status of current analysis at EPA, biofuels from these three pathways are either currently being produced or are planned production in the near-term. EPA's analyses project that they will be used in meeting the RFS2 volume standard in the near-term. In fact, EPA notes in the preamble that it has not finalized a provision for the assignment of RIN generating codes for these feedstocks pending completion of its analysis of these biomasses. As of the date of this Annual Report, the EPA had not completed modeling palm oil (the primary biomass we are proposing to use in our facilities).

Registration of Plant, Feedstock and Fuel

RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its RVO for a particular compliance period, under the regulations. These regulations extend over the entire range of an obligated party's operations. All producers of renewable fuel that produce more than 10,000 gallons of fuel annually must register with the EPA’s fuels program prior to generating RINs. A biofuel producer will have to supply the EPA with extensive information concerning plant operations, processes and products, including the fuels produced, the feedstocks that may be used, co-products produced, the source of energy used to produce the biodiesel, compliance with clean air regulations and applicable air permits for permitted capacity and records that support the facility’s baseline volume. In addition, producers must provide the EPA with an independent chemical engineer's report with respect to its plant upon initial registration and every 3 years thereafter or upon changing the feedstock from which it produces biodiesel. The EPA deems the information collected as essential to generating and assigning a certain category of RIN to a volume of fuel and to verifying the validity of RINs generated. In addition, a producer will have to demonstrate that the biodiesel produced is ASTM D6751 compliant. A producer also will have to register its renewable fuels as a motor vehicle fuel, which will subject it to additional reporting and other requirements.

 Generation of RINs and Equivalence Values

Under RFS2, each RIN is generated by the producer or importer of the renewable fuel, as in the RFS1 program. In order to determine the number of RINs generated by and assigned to a batch of renewable fuel, the actual volume of the batch of renewable fuel must be multiplied by the appropriate equivalence value. The producer or importer must also determine the appropriate code to assign to the RIN to identify which of the four standards the RIN can be used to meet.

The equivalence value of a renewable fuel represents the number of gallons that can be claimed for compliance purposes for every physical gallon of renewable fuel. The EPA takes the position that the use of equivalence values based on energy content of a fuel is an appropriate measure of the extent to which a renewable fuel would replace or reduce the quantity of petroleum or other fossil fuel present in a fuel mixture. Under RFS1, ethanol was ascribed an equivalence value of 1.0. Under EPAct, additional credit was to be assigned to cellulosic and waste-derived renewable fuels and the EPA was directed to establish appropriate credit for biodiesel and renewable fuel volumes in excess of the mandated volumes. Under RFS2, the EPA assigned an equivalence value to ethanol of 1.0, to butanol of 1.3, to biodiesel (mono alkyl ester) of 1.5, and for non-ester renewable diesel of 1.7.

The producer or importer must also determine the appropriate code to assign to the RIN to identify which of the four standards the RIN can be used to meet and which equivalency value applies to determine the number of RINs generated. The fuel pathway of the product is determinative of the equivalence value and thus the quantity of RINs generated for each batch of finished product produced.

Renewable Volume Obligations

Under EISA, each obligated party must satisfy certain annual renewable volume obligations, or RVOs. An RVO represents the volume of renewable fuel that the obligated party is required to ensure was used in the U.S. in a given calendar year. Obligated parties have an RVO under each of the four RFS2 renewable fuel categories. Obligated parties calculate their RVO at the end of a calendar year based on the volume of gasoline or diesel fuel they produced during the year. Obligated parties are required to meet their RVOs through the accumulation of RINs. By acquiring RINs and applying them to their RVOs, obligated parties are deemed to have satisfied their obligation to cause the renewable fuel represented by the RINs to be consumed as transportation fuel in highway or non-road vehicles or engines. Obligated parties are not required to physically blend the renewable fuel into gasoline or diesel fuel themselves.

The EPA keeps track of the RINs using the EPA Moderated Transaction System, or EMTS. Any deficit may be carried into the following year but only that one year. Alternatively, if an obligated party acquires more RINs than it requires, it may carry over a certain percentage (generally 20%) to the next year or transfer them to another party. Obligated parties will also have to comply with reporting and recordkeeping procedures as noted above. Civil penalties in the amount of $37,500 per day may ensue for violation of the RFS program for each day and for each type of violation.

RINless Biofuel

Under RFS2, the EPA mandates that producers of biofuels register their products as transportation fuels. All producers of transportation fuels are subject to RVOs. Producers of biofuels that qualify as renewable fuels will generate RINs to apply to the satisfaction of its RVOs. However, EPA allows for the possibility of the production of some biofuel that does not generate RINs, a fuel that EPA refers to as RINless, the producers of which will not be subject to RVOs. For example, producers may use foreign-grown feedstocks that have not been qualified by the EPA as a renewable fuel pathway. Until these producers demonstrate that their feedstocks meet the renewable biomass definition, including the associated land use restrictions, their fuel will be RINless. RINless biofuel likely will be consumed as a transportation fuel and, unless exempted, subject to all of the RFS2 standards, including that the producer of such fuel satisfy applicable RVOs with respect to the biofuel that they sell. This would necessitate that a producer of RINless biofuel blend its product with qualifying renewable fuels. However, the EPA has specifically exempted RINless biofuel producers from satisfying applicable RVOs with respect to the biofuel that they sell, thereby precluding the need to blend their fuel with renewable fuels.

State and Local Biodiesel Mandates.

As of the date of this Annual Report, nearly every state has adopted, to some extent, laws, regulations, tax credits and/or incentives that positively impact the biodiesel production industry and users of biodiesel. They vary significantly from state to state in their mandate, scope and enforcement but may encompass such areas as biodiesel production and blending tax credits, biofuels technology research and development support and grants, biodiesel retailer tax credits, biodiesel price preferences, mandatory use requirements in school buses and government vehicles, among others. In addition, laws and regulations that target emissions and greenhouse gases benefit the biodiesel industry. California is at the vanguard of the alternative fuels revolution, pulling the federal government with it on many issues, including vehicle emissions standards and fuel efficiency laws.

Georgia Initiatives

The State of Georgia, where we are negotiating to site our plant, has adopted a myriad of laws and regulations and granted tax credits and incentives to promote the use of biofuels. Under Georgia law, biodiesel produced or sold in the state, including for the purpose of blending with petroleum diesel, must meet ASTM specification D6751, which we expect our biodiesel will.

Georgia Incentives and Laws for Biodiesel

Alternative Fuel Vehicle (AFV) Tax Credit. An income tax credit is available for 10% of the cost to purchase or lease a new dedicated AFV or to convert a vehicle to operate solely on an alternative fuel, or $2,500 per vehicle, whichever is less. Eligible alternative fuels include E85, natural gas, propane, hydrogen, coal derived liquid fuels, fuels other than alcohol derived from biological materials, and electricity. Any portion of the credit not used in the year the AFV is purchased or converted may be carried over for up to five years.

Alternative Fuels Production Assistance. The Georgia Division of Energy Resources and the Georgia Environmental Facilities Authority provide assistance to companies that are considering locating alternative fuels production facilities in Georgia.

Alternative Fuel Production Facility Tax Exemption. Tangible personal property used in, or for, the construction of an alternative fuel production facility dedicated to the production of ethanol, biodiesel, butanol, and their by-products is exempt from the state sales and use tax. To qualify, alternative fuels produced in the facility must be derived from biomass materials such as agricultural products, animal fats, or the wastes of such products or fats. The tax exemption does not apply to property purchased after the production and processing of alternative fuels has begun at the facility. The exemption applies to tangible personal property purchased between July 1, 2007, and June 30, 2012.

Georgia Laws and Regulations

Alternative Fuel Use and AFV Acquisition Requirements. State agencies and departments must prioritize the procurement of high fuel efficiency and flexible fuel vehicles when such technologies are commercially available and economically practical. Additionally, all state-owned fueling facilities must purchase gasoline blended with ethanol and diesel fuel blended with biodiesel for use in state vehicles when available and economically practical.

Motor Fuel Excise Tax. An excise tax is imposed at the rate of $0.075 per gallon on distributors who sell or use motor fuel, including special fuels. Motor fuels that are not commonly sold or measured by the gallon and are used in motor vehicles on public highways are taxed according to their gasoline gallon equivalent. Propane and special fuels sold in bulk to a licensed consumer distributor are exempt from this tax.

Other Legislative and Regulatory Market Drivers.

We believe that renewable portfolio standards, or RPS, and other laws and programs that create a market for trading carbon credits, are additional demand drivers for biodiesel. As of the end of 2010, 30 had established an RPS, which are guidelines or rules regarding the amount of renewable power used to generate electricity. Currently, states with RPS requirements mandate that between 4 and 30 percent of electricity be generated from renewable sources by a specified date. While RPS requirements differ across states, there are generally three ways that electricity suppliers can comply with the RPS: owning a renewable energy facility and its output generation; purchasing Renewable Energy Certificates (RECs); purchasing electricity from a renewable facility inclusive of all renewable attributes (sometimes called “bundled renewable electricity”).For example, the State of California’s RPS requires that, by 2010, 20% of electricity sold in the state must be generated by renewable power, such as biodiesel, though the standard had not been met as of the June 1, 2010. The power generation market relies in part on diesel generators to produce electricity. Biodiesel offers electricity utilities the opportunity to satisfy RPS requirements by switching from diesel to biodiesel in the electricity production process, rather than incurring capital expenditures to build wind, solar, geothermal or other facilities to satisfy RPS requirements.

Several states that collectively account for approximately 20% of U.S. carbon dioxide emissions have launched initiatives to reduce greenhouse emissions using cap-and-trade regimes. The Regional Greenhouse Gas Initiative, or RGGI, is a market-based effort by Connecticut, Delaware, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island and Vermont to reduce carbon dioxide emissions from power plants. The initiative has set up the nation’s first mandatory cap-and-trade program for carbon dioxide. Under the RGGI Memorandum of Understanding, the governors of the member states committed to state regulations that will cap and then reduce the amount of the greenhouse gas carbon dioxide (CO2) that power plants are allowed to emit. The carbon dioxide, or CO2 emissions budget (cap) established the limit on power plant CO2 emissions in the region at 188 million tons of CO2; the cap will decrease by 2.5 percent each year from 2015 through 2018 for a total reduction of 10 percent. Emission permit auctioning began in September 2008 and the first three-year compliance period began on January 1, 2009. Sources that emit more than their allowance must buy credits from those who emit less than their allowance, thus creating a financial incentive for sources to reduce their own emissions. Other states are creating market-based compliance programs, including California that is considering a program that would permit trading with the European Union, the RGGI and other jurisdictions.

In addition to greenhouse gas and clean air legislation, a variety of government programs specifically assist the biodiesel industry. Certain notable programs that support the biodiesel industry include:

•
The Renewable Energy and Energy Efficiency Program, administered by the Rural Business Cooperative Service of the U.S. Department of Agriculture, which provides grants, loans and loan guarantees for the development of renewable energy products.

•
The Biomass Research and Development Initiative, administered jointly by the U.S. Department of Energy and U.S. Department of Agriculture through the National Biomass Coordination Office, provides grants for biomass research, development and demonstration projects.

•
Project grants administered by the U.S. Department of Energy’s Office of Energy Efficiency and Renewable Energy provide bioprocessing facility project funding for cooperative biomass research and development for the production of fuels, electric power, chemicals and other products.

•
The Loan Guarantee Program, administered by the U.S. Department of Energy, provides loan guarantees for energy projects that reduce air pollutants and greenhouse gas emissions, including biofuels projects.

Our Business

Production of Biodiesel

Biodiesel is produced by chemically reacting a fat or oil with an alcohol in the presence of a catalyst, a process known as transesterification. The product of the reaction is a mixture of biodiesel and glycerol (glycerin), which is a high value co-product.

Most vegetable oils and animal fats contain five principal long hydrocarbon chains, also known as fatty acids or methyl esters. The relative amounts of the five methyl esters in the oil or fat are determinative of the physical properties of the fuel, including the cetane number, cold flow properties and oxidative stability (the ability to withstand oxidation, which breaks down the fuel). Different feedstocks possess different chemical qualities and consequently, different relative amounts of the methyl esters.

In the first step of biodiesel production, methanol, catalyst and the feedstock are combined in a reactor and agitated. The glycerol is not soluble with the esters and settles to the bottom of the reactor, at which time it is removed from the product stream. Due to the low solubility of glycerol in the esters, the separation generally occurs quickly and may be accomplished with either a settling tank or a centrifuge. The glycerol is transferred to separate vessels for purification, as described below.

After separation from the glycerol, the methyl esters are then neutralized and purified in successive vessels. Thereafter, the methanol is stripped and recovered for reuse, usually by way of a vacuum flash process or another type of evaporator, before water washing. The methanol that is removed from the methyl ester and glycerol streams tend to collect any water that may have entered the process. The water is removed in a distillation column before the methanol is recovered and returned to the process.

The water washing stage removes any remaining catalyst, soap, salts, methanol, or free glycerol from the biodiesel. Acid is added to the biodiesel to neutralize any residual catalyst and to split any soap that may have formed during the reaction. Soaps react with the acid to form water soluble salts and free fatty acids. Neutralization before washing reduces the water required and minimizes the potential for emulsions to form when the wash water is added to the biodiesel. Following the wash process, any remaining water is removed from the biodiesel by a vacuum flash process. The biodiesel is analyzed to ensure that it meets quality standards.

The glycerol stream leaving the separator is only about 50% glycerol. It contains some of the excess methanol and most of the catalyst and soap. In this form, the glycerol has little value and disposal may be difficult. The glycerol must be further refined by adding acid to split the soaps into free fatty acids and salts. The free fatty acids are not soluble in the glycerol and will rise to the top where they can be removed and recycled. The glycerol refining process takes the purity up to 99.5% to 99.7% using vacuum distillation or ion exchange processes.

The diagram below depicts a general process flow chart for biodiesel production.

Our Production Equipment and Process

Our production equipment and manufacturing processes reflect our core business principals comprising a fierce commitment to cost control and efficiency and sensitivity to environmental concerns. We expect to derive a meaningful competitive advantage from our proprietary biodiesel production equipment that we believe we can construct less expensively and more quickly than other biodiesel producers and that we believe will enable our Company to produce biodiesel more cost effectively than our competitors. Our production equipment is based on an innovative combination of existing, proven technologies that integrate multiple types of programmable control systems to maximize the efficiency in throughput that we believe will increase production efficiency, reduce production costs and improve plant economics when compared to other biodiesel production processes. We will fabricate our production equipment in-house from readily available parts and equipment.

Our equipment and manufacturing process utilizes the same basic, tested elements as most biodiesel production facilities. However, unlike most commercial biodiesel plants being constructed today that utilize large, single line production techniques consisting of reactors with an average volume of 15,000 – 100,000 gallons, we will produce biodiesel using a series of small batch/flow processing systems that continuously process 1,000 gallons of fuel. An advantage of using our small batch/flow systems will be our ability to add production systems as biodiesel demand warrants and our financial condition permits, as opposed to building a massive facility that may operate at only a fraction of its capacity at any particular time, and our ability to deactivate production systems during periods of low demand.

We believe that our technology will enable us to produce biodiesel that meets the standard for biodiesel established by The American Society of Testing and Materials, or ASTM, which is called ASTM 6751, that has been adopted by the EPA and the State of Georgia. Our production equipment is capable of processing virtually any feedstock. This flexibility will allow us to shift into and out of feedstocks based on customer demand and market cost dynamics without hindering production or increasing our operating costs.

Our production systems are designed to maximize the efficiency in throughput and automate the operation by integrating multiple types of programmable control systems. The fuel processing unit, which is a combination of batch and flow processing, utilizing a smaller reactor with an ultrasonic accelerator manifold, is the foundation for the managed flow process that moves in-process fuel through midpoint separators, methanol recovery distillers and filtration/dryer systems. These systems accelerate the reaction time and increase throughput efficiency. In-process fuel also is managed by an automated control processing system that combines primary logic control and PC based flow management programming. Digital and analog sensors continuously measure pH readings, temperature, time, flow rates, volume and light to ensure quality. Our ability to monitor and adjust the processing temperature, one of the most important variables in the transesterification process, in real time allows us to overcome concerns that small batch processing requires longer reactor residence times as claimed by designers of large single line facilities. In addition, monitoring and adjusting the process temperatures in real time allows us to reduce overall energy costs. Each reactor is independently controlled and in-process fuel can be separated throughout the system for collection and testing or directed to random selected purification collectors and filtration/dryers prior to bulk storage to maintain operating efficiency.

The most significant advantages achieved by our system as compared to the large, single line systems being built today are the significantly lower cost and fabrication time required to construct facilities of comparable output. The capital investment required to construct a single line facility varies based on capacity and the 30 MGY to 50 MGY greenfield facilities being constructed today range from approximately $50 million to $75 million, depending on location and the technologies used in controlling the process. Facilities of this size are constructed over the course of nine to twelve months or more. In contrast, we expect to fabricate our production systems in groups comprising of three reactors, six purification processors, two methanol distillers, in-process transfer manifolds and filtration/dryer units and capable of producing approximately 1,878,000 gallons per year, in two to three weeks at a cost of approximately $165,000. We will be able to build our 80 MGY nameplate capacity plant for a total cost of approximately $20.5 million, or $0.2562 per gallon of nameplate capacity. The substantially accelerated construction time will allow us to begin realizing a return on investment far more quickly than traditional greenfield biodiesel production plants.

We believe that our small batch manufacturing process and equipment will achieve numerous other operating efficiencies compared to the large, single line processing plants including:

•
accelerating fuel processing time, as determined by the duration of the complete cycle from the start of raw material mixing to finished fuel through thermal displacement of smaller volume heating and cooling cycles;

•	reducing energy cost (i) to obtain and maintain proper processing temperatures during transesterification (the reaction process) and (ii) through gravity fed raw material manifolds; and
•	reducing the number of employees required to operate our plant and the associated labor costs by the use of automated controls throughout the process..

We have designed our productions systems to be minimally invasive to the environment. Our processes either consume all raw materials during biodiesel production or recapture and recycle them for reuse, and no liquid or solid waste is produced. This feature limits the extent of waste removal and disposal equipment and services we will require during operation. Moreover, the entire production process, from the introduction of raw materials into reactors through the collection of finished biodiesel, is localized in sealed units within the internal confines of our facility, limiting the possibility of spills or other external environmental contamination. Our equipment and processes allow our personnel to visually monitor and inspect the facility throughout the production process. For example, waste water run-off from the production process will be collected, processed, purified and recycled on-site for reuse in the fuel production process. Moreover, as a result of the size of the overhead feedstock storage cells and spill controls in sealed units, the facility design will maintain all production materials inside of the building subject to constant visual monitoring and facility inspection through our preventive maintenance program. Our production systems incorporate vacuum vapor recovery apparatus and operate at lower temperatures than some producers, which virtually eliminating all atmospheric emissions. We believe that the nature of our processes, which were designed to reduce the environmental impact of our operations, will facilitate and accelerate the environmental permitting process.

Our Biodiesel Production Facilities

We have planned the design of our permanent facility around our proprietary biodiesel production equipment and technologies. The operational blueprint of our facility was designed by our President, Ken Rakestraw, who has drawn upon his considerable experience in the development, design and operation of systems that focus on automated control programming (process logic control development and machine programming), hydraulic design and manufacturing (fluid management, pressure control and applied force calculations), and technical processes and procedures. In addition, he has utilized his experience and knowledge of different process manufacturing facilities to incorporate numerous modifications into our plant that we believe will differentiate it from other biodiesel plant designs and that we believe will improve our plant's output and efficiency.

We have been negotiating with the Georgia Port Authority to lease an unoccupied facility at the Port of Savannah at which we will operate our temporary plant, the extent of which is described below.We also have been negotiating with a private entity to purchase approximately 14.5 acres of undeveloped real property located on an island supported by the Port of Savannah, approximately six miles from the proposed temporary plant site.

Our management has prepared plans, designs and schematics for each of our temporary and permanent plants. We have designed and will operate our facilities to take advantage of all possible operating efficiencies. Our dedication to cost control and efficiency is evident throughout our facility and production process. Small batch processing systems will reduce the cost and accelerate the fabrication time of our plant and allow us to add capacity as demand warrants and our financial condition allows. We also expect that we will operate on a just in time basis both relating to receiving deliveries of feedstock and production volume, thereby limiting the need to build and maintain substantial storage capacity for our feedstock or finished product. The energy we will use in the production of biodiesel at our facility will be generated from biodiesel that we produce. Another example of facility efficiency contemplates the storage of all raw materials and finished fuels in overhead storage cells constructed as part of the bar joist roof system, thereby reducing material movement and associated manpower and energy costs. The cumulative impact of these and other seemingly insignificant efficiencies is considerable in the context of infrastructural requirements and energy costs, among other expenses that would be incurred when matters such as these are not closely regarded by management.

We will engage a local engineering firm to complete the missing infrastructural elements of our design. This firm has been primarily responsible for the development of the surrounding sites of our permanent facility location,. We also will engage a major construction firm to construct the facility. We will work directly with the development and building engineers of these firms who will finalize the detailed designs for electrical, plumbing and plant infrastructure. The site development engineering firm also will provide environmental consultation as part of its services.

We will be required to obtain a number of permits and approvals from federal, state and local governmental regulatory agencies prior to commencing construction of our plants. Most of these permits will relate to environmental and safety matters and will require us to incur costs and expenses to prepare and file these reports with the applicable authorities. As noted above, we believe that the nature of our systems and processes, which were designed to reduce the environmental impact of our operations, will facilitate the environmental permitting process.

Through and as a result of our negotiations with the Georgia Port Authority and the Port of Savannah, we have commenced discussions with officials at the various agencies that will issue the specific permits, licenses and consents that we will require to construct and operate our plant and will work with them during the course of construction with the intention of having as many of these permits and licenses in place prior to or upon commissioning of our plants. We are advised that many of the required permits that we will obtain in connection with the operation of our temporary facility will be transferable to our permanent facility, requiring only notification of the location change. Our site selection process is described in more detail under the heading “Site Location,” below.

We will commence the permitting, registration and qualification process immediately upon taking possession of the property at which we will situate our temporary facility. Several of the permits we will require to conduct our operations can be issued or received prior to first production of biofuel, including a local business license and the state motor fuel permit. We must apply for other permits and certifications as we achieve certain milestones. For example, once we have completed the construction of the infrastructure of facility and our biodiesel processing units we will apply for EPA and state environmental mandated air emissions permits. We will apply for certification to qualify our fuel as an ASTM D-6751 biodiesel that will allow us to sell the fuel in Georgia upon commencement of biodiesel production. We expect to receive all permits, registrations and qualifications required to allow us to begin selling our fuel within twelve weeks of taking possession of the property at which we will situate our temporary facility. Currently, we do not believe that there will be any impediments to the issuance of any permits, registrations or certifications that would prevent us from completing the process in a timely manner. We will undertake the EPA mandated facility engineering review and begin the process of obtaining EPA registrations to qualify as recognized provider of RIN generating biodiesel at such time as EPA approves the palm-oil/PKO pathway.

Our location in Georgia will provide us access to numerous federal, state and county tax abatements and incentives provided on "per employee" basis. We also will be eligible for biodiesel production tax credit.

Our operations will be subject to the RFS2 regulations that were effective on July 1, 2010. RFS2 encompasses rigorous qualification and compliance obligations in connection with virtually all aspects of our operations. Upon completion of our temporary and permanent plants, we must register with the EPA’s fuels program prior to generating RINs, the currency of RFS2 and the means to establish that an obligated party has satisfied its annual RVO. A biofuel producer will have to supply the EPA with extensive information concerning plant operations, processes and products, including the fuels produced, the feedstocks, co-products, compliance with clean air regulations and applicable air permits for permitted capacity and records that support the facility’s baseline volume. In addition, a producer must provide the EPA with an independent chemical engineer's report with respect to its plant upon initial registration and every 3 years thereafter or upon changing the feedstock from which it produces biodiesel. We expect to incur significant cost and expend substantial time to comply with these requirements and to prepare and assemble the required information under RFS2 to establish that we and our facilities produce renewable fuels entitled to the generation of RINS. This qualification process may take longer and cost more than we expect.

We believe that until such time as our fuel can earn RINs, we can sell it to purchasers who will seek to comply with federal and Georgia clean air laws. Since palm-oil/PKO is not currently an EPA-approved pathway for the production of biofuels, there is no regulatory incentive for companies that must satisfy RVO’s to purchase our fuel. However, we expect that our fuel will be approved as an ASTM D – 6751 fuel, and, upon our receipt of other permits from the State Georgia, there will be no restrictions from selling it in the state (or any other state in which we can obtain a permit). Upon receiving such certification, potential end-users can be satisfied that the use of our fuel in blend with petro-diesel will not void their vehicle warranties. We believe that there are a substantial number of potential end-users of our biodiesel that are required to satisfy clean air regulations and for which no specific types of fuels are mandated. In May 2004, EPA adopted emissions standards, known as Tier 4 Emission Standards that required reductions of emissions of particulate matter, or PM, oxides of nitrogen oxide, or NOX, and air toxics from non-road diesel engines. The rules also require reductions in the level of sulfur in diesel fuels used in non-road engines, locomotive engines, and marine engines. The regulations were enacted to phase-in over the period 2006 through 2015. Georgia has adopted similar environmental regulations. In 2006, automobile manufacturers began offering vehicles with diesel engines that would satisfy the initial Tier 4 emissions standards. The regulations become progressively more restrictive through 2015 and our research indicates that even Tier 4 engines utilizing ultra low sulfur diesel fuel will not satisfy the carbon emissions requirements of the Tier 4 regulations. Moreover, the petroleum industry has articulated that it may not be economically or technologically feasible to provide fuels that would satisfy the PM and carbon emissions standards of the Tier 4 regulations within the phased-in compliance period (or at any time in the foreseeable future).

Neither the federal or state regulations mandate how owners of Tier 4 regulated vehicles can achieve the required emissions standards. Many fleet vehicles, particularly in the agricultural industry, were manufactured prior to 2006. In order to comply with Tier 4 emissions standard, owners of regulated vehicles may retrofit their vehicles with advanced exhaust after treatment equipment, such as exhaust scrubber systems, or Tier 4 compliant engines, at costs ranging from approximately $3,500 to $35,000. However, these engines may not provide compliancy by the close of the phase-in period. Alternatively, they can utilize fuels the emissions from which allow them to comply with the emissions standards. The use of biodiesel will allow them to achieve the lower Tier 4 emissions standards.

In the course of developing our business model, we conducted a pre-market review of the demand for non-RIN generating biofuel in our geographic region, comprising the Southeastern U.S. We have identified a number of potential purchasers for our ASTM D-6751 biodiesel, all of which have advised us of their specific need for the product to satisfy Tier 4 emission standards. These include local government fleets and their agencies, truck fleet operators and commercial agricultural concerns. We also have identified purchasers that have indicated an interest in purchasing our biofuel for military and marine applications. The purchase of our biodiesel is particularly attractive to these entities at the price points at which we expect to sell our fuel. The EPA has specifically exempted RINless biofuel producers from satisfying applicable RVOs with respect to the biofuel that they sell, which eliminates the need for us to blend our fuel with other renewable fuels.

In addition, RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its annual RVO under the regulations. These regulations extend over the entire range of an obligated party's operations. The obligations include detailed information relating to the feedstock from which an obligated party produces biodiesel to demonstrate that it qualifies as a renewable biomass under the regulations and that the biodiesel produced is ASTM D6751 compliant.

References below to the approximate time and cost to commission our facilities and obtain all required permits are estimates. We may experience construction delays and cost overruns beyond our control and obtaining the required permits and approvals could be time-consuming, expensive and may take longer than we anticipate.

Temporary Facility

Subject to the receipt of required funding, we will lease a space located near our planned permanent site that will provide us with the opportunity to commence biodiesel production on a limited scale prior to the construction and commissioning of our permanent facility. When we take possession of the site for our temporary plant, we anticipate that we will require approximately six to eight weeks to complete the fabrication, assembly and test production of the system, as well as constructing a modular pumping station for supplying raw materials to the fuel production system.

The facility we expect to lease is owned by the Port Authority and that previously had been used as a manufacturing facility. The facility comprises approximately 60,000 square feet of manufacturing and administrative space. It possesses electric, plumbing and drainage infrastructure connected to the public sewer system for “clean” waste water release suitable for our requirements and includes two overhead runways for bridge cranes with a capacity of ten tons. There is adequate space for shipping and receiving operations, including a loading dock sufficient to permit the offloading and loading or palletized supplies or products. The property abuts a tank farm where bulk liquid storage tanks may be leased for storage of our raw material and finished fuels, if necessary. Direct pipe lines from the storage tanks can be laid from the tank farm into our facility. Raw material stocking in these tanks would be provided by the port's dock services by a direct pipeline originating at the docks about two blocks from the facility. There are two large tanks owned by the Port Authority that are available on the property. Accordingly, we will not be required to undertake significant preconstruction work at this site upon taking possession of the property which will save us considerable time and money. In addition, because we are working with the Port Authority, we have been advised that the permit issuance process for occupancy and commissioning will be fast-tracked with the expectation that we can commence biodiesel production by the time we complete fabrication of our production equipment, approximately six weeks after occupancy.

Upon occupancy of our temporary facility, our engineering and manufacturing team will construct a group of two production systems each comprising three reactors, three first stage and three second stage purification units, two distillation units, accelerator manifolds and filtration/dryer banks for installation and operation, provided that if we do not obtain the capital to construct a facility with two production systems, we initially will construct one system to prove our concept. The components of these initial systems will be assembled and integrated with our proprietary digital monitoring device and process control systems. We anticipate that all required permits can be obtained within four to six weeks of completing the manufacture and installation of our biodiesel production systems. We believe that the total cost to operational start-up of our temporary site as described above will be approximately $330,000, not including the site lease or normal operational expenses, including raw materials inventories (biomass, methanol, sodium methalate), or additional transportation and materials handling equipment (trucks, fork lifts, etc.). We expect that upon initial operation, this plant will be able to produce approximately 11.26 MGY.

We expect to progressively add systems to increase production capacity by integrating them with the systems already in operation. We will increase output as demand for our biodiesel warrants and our financial resources allow. As each individual group of units is produced they will be placed into operation parallel to the existing units. We expect that upon full operation, this plant will have a capacity of approximately 31.2 MGY. To facilitate the increased volume of bulk liquid (raw materials and finished fuel) we will lease tank storage from a tank farm abutting the site and incur a minimal cost to establish a pipe line to deliver the materials to our plant using our pre existing modular pumping station. We expect to employ ten persons at our temporary facility upon commencing operations which will increase to 35 employees at full operation of the temporary facility.

Permanent Facility

At full planned capacity, our permanent facility will comprise 135 reactors, 270 processors and the final stage filtration/dryers. We will stage the introduction of each new grouping of production equipment beyond those operating in our temporary facility to correspond with demand for our biodiesel. As we relocate to our permanent facility, we will be able to add capacity quickly and inexpensively by building new production systems as demand for our product warrants and our financial condition permits. The staged, calculated expansion of our facility will allow us to maintain a close balance between production capacity and market demand for our product.

The modular nature of our technology will allow us to relocate from our temporary facility to our permanent location without significant impact to our business. The biodiesel production systems installed at our temporary plant will operate in parallel and will be taken off-line and relocated in a manner to avoid interruption of biodiesel manufacture at the remaining systems. Thus, we expect that we never would have to discontinue operations entirely to effectuate a move. Moreover, the relatively small size and modular nature of the production system would allow us to relocate quickly and without significant cost.

As we move production units to our permanent facility, we will integrate them into a single, continuous operating system. Additional production units we construct to increase capacity will be added to the continuous system. Our proprietary automated control system will be programmed to direct fuel to any one of the first available first or second stage processors and thereafter to the filtration/dryers.

We have been negotiating with a private entity to purchase approximately 14.5 acres of undeveloped real property located on Hutchinson Island which is supported by the Port of Savannah and approximately six miles from the location of our proposed temporary plant site. We have been working with a local contractor to prepare plant blue prints and develop construction plans that incorporate the design and schematics of our production systems which were prepared by our management. We expect to construct a 100,000 square foot facility that will house our production operations, storage requirements and administrative offices. The primary site development and preconstruction services required will encompass the build-out of the infrastructure, including electrical, plumbing, sewage and raw material receiving and shipping platforms.

Upon acquisition of the property, the site development and building construction to accommodate our operations will require approximately twelve to fourteen months to complete. The transition from our temporary location to the new facility will take approximately one to two months, during which time our temporary facility will continue uninterrupted biodiesel production. We will have acquired many of the required environmental permits to operate our permanent the plant in connection with the construction and operation of our temporary plant. We will make arrangements to obtain as many of the additional permits we will require for the operation of our permanent plant during the course of its construction. We believe that we can obtain a certificate of occupancy and the additional required safety operational permits within two weeks of taking possession of the completed facility. Upon commencement of production at our permanent plant, we expect to employ 75 persons which would increase to 135 employees at full operation. We believe that the total cost to commission the permanent plant at its initial capacity of 30.2 MGY will be approximately $13.5 million. We believe that the total cost to achieve our proposed maximum capacity will be approximately $20 million.

Proposed Interim Operations
.
We believe that the EPA’s delay in qualifying palm oil/PKO as an approved pathway for the production of renewable fuels under RFS2 has inhibited our ability to raise the cash we require to construct our temporary production facility. In order to progress our business, it is our intention to construct a single reactor facility that utilizes PKO as a feedstock to validate our technology and demonstrate our revenue generating potential. We expect that a single reactor would produce approximately 624,000 gallons of biodiesel per year. We believe that we could construct such a facility at a total cost of $200,000, which includes (i) the cost of the equipment and construction related expenses for a single biodiesel reactor, (ii) permits, licenses and ASTM D – 6751 qualification of our fuel, (iii) purchase raw materials sufficient to produce approximately 10,000 gallons of biodiesel and (iv) overhead for the first three months of operations. We would site the unit at existing laboratory space provided to us free of charge by our President. We believe that we could commence producing fuel from this reactor within four weeks of receipt of funding and that this site could become self sustaining and generate net revenues within four weeks after commencing production. We believe that in this time frame we could obtain all local permits required to sell fuel in Georgia and obtain ASTM – D 6751 certification for our biodiesel fuel, which also would apply to the fuel we would produce at our temporary facility to be located at the Port of Savannah. We also may utilize biomasses other than PKO to demonstrate the multi-feedstock capabilities of our production equipment. We would seek to qualify our biodiesel for sale under state department of transportation regulations and sell it into numerous other markets in which there is a demand for ASTM D-6751 qualified biodiesel, which we describe under the heading “Our Biodiesel Production Facilities,” above.

Feedstocks

Generally, the fuel quality of biodiesel is influenced by several factors, the most important of which is the nature and quality of the feedstock. Feedstock represents the largest single component of the cost of biodiesel accounting for 70% to 90% of the finished product's cost. As more biodiesel facilities have come online or reduced output over the last several years, the price and availability of feedstocks have fluctuated widely. The price of feedstock significantly impacts plant economics and profitability.

The feedstock used in the production of biodiesel will be determinative of the cetane content and the cold flow properties of the fuel. Cetane, the rough diesel equivalent of octane, is a measurement of the combustion quality of diesel fuel. Because diesel engines rely on compression to ignite the fuel (not a spark), the fuel must be able to auto-ignite. A higher cetane number means a shorter ignition delay time and more complete combustion of the fuel charge in the combustion chamber. The cold flow property of diesel fuel relates to coldest temperature at which it will flow freely. All diesel fuels gel at a certain temperature. The lowest temperature at which a liquid ceases to flow is referred to as the pour point. A lower pour point means the fuel will flow more readily in cold weather. As a fuel reaches its pour point, its cold flow properties diminish and it gels, causing a fuel filter to plug. The temperature at which pure (B100) biodiesel starts to gel varies significantly depending upon the feedstock. The following are the pour points of pure biodiesel produced from a variety of common vegetable oils: palm kernel oil: 17.6ºF, soy oil: 14°F, canola oil: 14°F and palm oil: 54ºF. The pour point for biodiesel produced from tallow (an animal fat) is 61°F.

Most advanced and large commercial biodiesel production plants are multi-feedstock facilities, meaning that they can process many types of vegetable oil and animal fats. Recycled or waste vegetable oil, soy oil and canola oil are commonly used vegetable oils both in multi and single feedstock facilities because they are abundant in the U.S. Soy oil has experienced wide price variations over the last two years as new biodiesel production facilities have favored that feedstock. U.S. biodiesel producers are beginning to turn to corn oil because of the abundant domestic supply; however, corn is used in the production of ethanol, a gasoline additive, and also has been subject to variations in prices over the last several years.

Selecting a feedstock is, therefore, a function of several factors, including price, availability and the desired performance characteristics of the fuel produced from the various feedstock.

As a multi-feedstock facility, we will have the flexibility to utilize the most economic and efficient feedstock available. During the course of the development of our biodiesel production systems, we researched the performance characteristics, price and availability of various feedstocks used at biodiesel facilities around the world. Our results demonstrated that PKO possesses the best attributes for our business. PKO is a variety of palm oil that is extracted from the kernel, or seed, of the fruit of the African oil palm tree, whereas palm oil, such as that typically used in the production of biodiesel in facilities located in other parts of the world, such as Malaysia, is produced from the fibrous, outer flesh, or pulp, of the oil palm fruit. According to reports published in Europe and Southeast Asia where PKO is widely used in biodiesel production, PKO has a pour point of 17°F, virtually the same as the pour point for No. 2 diesel, which is commonly used in compression engines, which renders it more suitable for applications in the U.S. PKO produces biodiesel that has a cetane rating of 67, whereas soy oil produces biodiesel that has a cetane rating of 53.

PKO that qualifies as a “renewable biomass” as defined under RFS2 (an analysis of which appears below) is widely available from producers located in various parts of the world and can be delivered in large volumes by way of transport ships. The wide availability of PKO will allow us to diversify sources of PKO, thereby reducing reliance on any one source, in the event that PKO is no longer available from a particular source (because of weather or other local phenomena) or is no longer competitively priced compared to other sources. The ability to source PKO for biodiesel production at favorable prices and in large quantities influenced in part our decision to locate our facility at a deep water port, as we would not have to bear the cost further transport of feedstock by truck to our plant upon delivery to the U.S.

PKO has been marketed internationally for centuries. Our research demonstrated that historical market prices for PKO fluctuate but always have been less than the prices for comparable quantities of domestically grown feedstocks. Our research also showed that the current global agricultural development of palm plantations has increased so significantly over the last decade that market prices have declined by an average of 20% – 25% over the last two years. We believe that this trend is continuing, with the development over a million acres of new palm plantations in Africa, Malaysia and South America over the last two years. While PKO produced from plantations developed since 2007 would not qualify as a “renewable biomass” under RFS2, other countries where PKO is utilized as a feedstock for biodiesel production do not have such restrictions. Accordingly, we do not believe that the restrictions imposed by RFS2 will have an appreciable impact on PKO prices internationally.

During the last several years we have cultivated relationships with PKO producers in Africa and Southeast Asia. As of the date of this Annual Report, we have received commitments from three producers located in Africa, including two in Ghana and one in Cameroon. Under the commitment letters, these producers have committed to supply us with and we are entitled to purchase from them feedstock in an amount equal to more than double our annual requirements (when our permanent plant is operating at full capacity) at very favorable prices when compared to feedstock we could purchase from domestic sources. Each commitment letter is for a one-year term commencing as of the date of the first shipment and is renewable by the parties for additional one-year terms. These commitment letters do not represent binding agreements to sell PKO to us at the quoted prices. However, we have conducted extensive investigations into the reliability and integrity of these producers. We have confirmed that the PKO that these entities would sell to us would be extracted from palm trees located on plantations that are eligible to produce renewable biomass under RFS2 because they were producing prior to December 19, 2007. Each of the entities from which we have obtained commitments is registered with the U.S. Food and Drug Administration and ships other products to the U.S. We have reviewed, to our satisfaction, credit reports and records of shipping documents to U.S. ports and, in the case of one of the suppliers, we have contacted US importers that have received its goods. Each order for PKO would be made pursuant to a purchase order. Given the quantities of PKO we will purchase to satisfy the requirements of our temporary facility, initial shipments will be shipped in flexi-tanks in intermodal ISO containers. As the volume of each shipment increases, PKO will be delivered by tanker ships. Our reliance on foreign producers of PKO is subject to all of the risks attendant to doing business with entities located in developing countries, some of which are articulated under Item 1A. Risk Factors. Some of these risks include our inability to enforce the contracts we enter with them; variations in prices as a result of a number of factors, including weather, growing conditions and world wide demand; and the possibility that shipments could be delayed, interrupted or discontinued at any time as a result of political or social unrest and economic factors, including the imposition of tariffs or taxes. In addition, transit problems could delay or interrupt shipments and deliveries of the product.

We also have been engaged in discussions with two producers in Malaysia from which we believe we could obtain commitments under which they would agree to sell to us quantities of PKO that would satisfy a large percentage, if not all, of our annual requirements of PKO at satisfactory prices. Malaysia is the source of large percentage of the palm oil imported to the U.S. for use in food processing. We believe these producers to be reputable.

We continually are seeking to identify new sources of PKO at prices within the parameters that comport with our operating model. At this time, we are unable to hedge against rises in price with respect to future purchases of PKO nor effectuate contractual or other mechanisms to protect our supply of PKO.

The prices at which we expect to be able to purchase PKO provide us with a significant competitive advantage in our industry. The prices will allow us to produce biodiesel at prices competitive with diesel production and achieve operational profitability even without the benefit of the $1.00 biodiesel production tax credit. If we are able to sell biodiesel at prices at or below the market price for diesel, we believe that we could sell our entire annual plant output. Our ability to purchase supplies of PKO substantially in excess of our requirements would provide us with an opportunity to resell surplus product at a profit and represents a potential additional source of revenue.

Palm oil and, therefore, PKO, is not among the feedstock pathways approved for the production of biodiesel that will generate RINs under RFS2. In order to be eligible as an approved pathway, the feedstock must qualify as a renewable biomass as defined under RFS2 and meet lifecycle GHG emission standards. The EPA has stated that palm fruit qualifies as a planted crop under the EISA definition of renewable biomass and that oil palm plantations existing as of December 19, 2007 qualify as agricultural land in order for their fruit and crop residue to qualify as renewable biomass under RFS2. In the preamble to the regulations, the EPA noted that threshold determinations for certain pathways were not possible at the time of promulgation (February 3, 2010). In some of these cases, the EPA recognizes that a renewable fuel is already being produced from an alternative feedstock and that although it has the data needed for analysis, it did not have sufficient time to complete the necessary lifecycle GHG impact assessment for the final rule. The EPA has advised that it will model and evaluate additional pathways after the final rule on the basis of current or likely commercial production in the near-term and the status of current analysis at EPA. In the regulations, the EPA advised that it anticipated completing modeling palm oil by the end of 2010; however, as of the date of this Annual Report, the review is still in process. The EPA has noted that its analyses project that palm oil will be used in meeting the RFS2 volume standard in the near-term. If the EPA determines that a palm-oil based pathway to producing renewable fuel qualifies under RFS2, fuel producers using palm oil will be able to participate in the RFS2 renewable volume requirements with the next quarterly update of the EPA Moderated Transaction System, or EMTS.

If the EPA does not approve palm-oil/PKO as a qualified pathway for the production of biofuel under RFS2 regulations, we expect to continue to produce biodiesel using PKO feedstock which we will seek to sell in other markets, including the agricultural market, government/trucking and vehicle fleet market and in military and marine applications, as more fully described in this Annual Report under the heading “Our Biodiesel Production Facilities,” above. In view of the fact that our biodiesel production systems are capable of processing a variety of feedstocks, we may seek to identify other economical feedstocks from which we manufacture biodiesel. We believe that as the EPA qualifies additional biomass pathways for the production of biofuels under RFS2, the price of the commodities from which biodiesel is manufactured will not be as sensitive to increases in demand resulting from increased biodiesel production and prices will come down, which would render other feedstocks economically practical. Depending upon the results of our operations under this revised business model, we may be required to scale back the rate at which we increase capacity of our temporary and permanent plants to correspond with revenues generated from sales in these other markets or using other feedstocks in the manufacture of biodiesel.

Our ability to purchase large quantities of feedstock at favorable prices represents our most significant competitive advantage. Any failure of our proposed feedstock suppliers to supply us with biomass at the times and prices to which they committed to us would have a material adverse impact on our business, results of operations and financial conditions.

Site Location

A strategic plant site location will be critical to our success because it will allow us to sustain lower operating costs and maximize profitability. We consider location at an integrated, deepwater port facility in proximity to a large urban population to be the most important characteristics in determining where to locate our temporary and permanent manufacturing facilities. A location possessing these qualities would:

•
afford us access to a stable and relatively low-cost international supply of raw biomass (via tanker ships), which our research has demonstrated represents a significant issue for many biodiesel producers that experience periods of both reduced availability and wide fluctuations in the price of biomass; and

•
provide us with access to an existing and well developed transportation infrastructure, including national rail and highway systems and sea-faring tankers to ship product, important features for our sales, marketing and distribution efforts, as described below under the heading "Sales, Marketing and Distribution"; and

•	offer a large potential customer base for our biodiesel.

We have been engaged in discussions with the municipal authorities of Savannah, Georgia, a location that we believe would be optimal for our business. Savannah is located on the Savannah River, a deepwater port that will provide us with numerous operational advantages with respect to the purchase of feedstock and the sale, marketing and distribution of our biodiesel.

Savannah enjoys numerous transportation advantages that we believe will be beneficial to our business. The Port of Savannah is the second-largest container port on the U.S. East Coast, has an integrated U.S. Customs House and has been upgraded and modernized over the last several years to world-class standards. These features will be important both as they relate to receiving biomass in large sea-faring transport vessels of international origin and to distributing large quantities of our fuel to customers beyond the range of tanker trucks. The port is a few miles from Interstate Highway 95, the roadway connecting Florida and the Northeast. It’s also the eastern terminus of Interstate 16, which provides access to Atlanta, the commercial hub of the South. The city is served by two major rail lines, CSX and Norfolk Southern, providing rail access to virtually any city in the nation.

Savannah is strategically located within a 150 mile radius of three states, eight major southeastern cities, three major military bases (including two in the Savannah region which are home to 42,000 soldiers), 300 miles of Atlantic Seaboard marine operations and widespread of commercial farming. Five additional major cities including Atlanta and Columbus, Georgia; Columbia, South Carolina and Daytona Beach, Florida, lie within 250 miles. Tampa, Miami and Orlando, Florida and Nashville, Tennessee are all within 500 miles. As described below under the heading "Sales, Marketing and Distribution," many of our prime target customers are located within this geographic area and within range of fuel tanker trucks, our anticipated initial mode of biodiesel delivery.

The development cost for the location we have selected also factored into our decision to pursue constructing our plant in Savannah. We have calculated that development costs at the site we are negotiating to purchase in Savannah are approximately 30% less than the other port locations we considered. The lower costs are due primarily to the cost of the property, the fact that dock space and active use and dock maintenance permits (dredging and structural) already are in place, and that, as a more developed site than the alternative sites we considered, would require less initial capital outlay to complete the development of our plant.

As currently contemplated, both the temporary and permanent plant sites would be located within portside industrial parks in the Port of Savannah that are zoned for large manufacturing facilities. An industrial park location would ease some of the permitting issues we might otherwise encounter and reduce the possibility of civil complaints that could arise from noxious emissions, noise or other private nuisances and related matters. The location also includes sufficient additional acreage to erect fuel storage facilities and undertake other expansion activities as we may deem appropriate.

In-House Construction and Development Capabilities

We have designed our biodiesel production equipment for simplicity of construction and installation. We will construct our production systems in-house from readily available, off-the-shelf components. We have identified an in-house project management and engineering team that will engineer and construct our production systems at our production facility. We believe that our expertise and involvement in the design and construction of our production systems will decrease our time to market, reduce our construction costs and quickly allow us to expand capacity as plant economics dictate within our financial and operational parameters. We believe that our in-house design and project management expertise will allow us to complete our facilities more efficiently than many of our competitors, which we believe are not as involved in the design, engineering and construction process and typically contract for more costly “turn-key” refineries.

Our ability to construct our means of production will allow us to continuously monitor and refine our processes and systems to develop more efficient production equipment. We also may be able to offer our design and construction services to third parties as an additional source of revenue.

Research and Development

We will conduct on-going research and development activities to enhance the efficiency of our production process through technological advancement, develop more efficient and less expensive feedstocks and determine what feedstocks, additives and blends work best for our customers. We also will seek to develop new products to open up new markets and attract new customers. We may seek to develop biodiesel products specifically to attract customers such as power generation facilities or for sale to cogeneration power plants that will use biodiesel to provide electricity to power industrial plants.

The flexibility of our biodiesel production equipment will allow us to utilize and, therefore, test new biomass and develop new products as well as new formulations appropriate to our customers' requirements. We will be able to undertake research, development and feedstock and product testing during facility down-time without loss in product production. In view of our in-house construction capabilities, we expect that we will be able to continually apply innovations discovered through our research efforts to our production systems and manufacturing processes.

We also will support college and university research by granting access to our system, under controlled conditions, for their development or testing.

Our continuing research and development activities will be conducted by a lab management team, which will comprise our President, Ken Rakestraw, who conceived our technology, designed our equipment and developed our business model, and one of our future employees who is an environmental scientist with a background in bio energies.

We believe that our future research for new bio mass and subsequent testing will be funded through internally generated funds.

Sales, Marketing and Distribution

We expect that our proposed strategic deep-water port location in Savannah, Georgia, will provide us with numerous advantages with respect to the sale, marketing and distribution of our biodiesel, as described above under the heading "Site Location."

We expect that Savannah's strategic location will offer us access to a large concentration of our primary customer targets that include:

•	private consumers for vehicular use (cars and trucks) through retail fuel outlets;
•	local, state, and federal government vehicles and equipment;
•	state and federal military vehicles and equipment;
•	school and community transit buses;
•	commercial farm equipment;
•	private and commercial marine craft;
•	commercial trucking fleet operations;
•	construction vehicles and equipment;
•	mining equipment; and
•	railroad locomotives.

Initially, we expect to sell the preponderance of our biodiesel to customers who are located within the range of tanker truck deliveries from our plant (approximately 150 miles). We will seek to develop relationships with and sell our biodiesel directly to end users and commercial fuel retailers within our target geographic area. We will lease or commission tanker trucks to deliver fuel. Accordingly, we anticipate that fuel delivery costs will represent a significant portion of our operating expenses. In connection with direct sales to customers, we may have to develop biodiesel/diesel blending capabilities, including determining and purchasing the proper additives and identifying and purchasing blending equipment, to provide fuels that satisfy our customers' specific requirements. We are undertaking the design of a modular shipping/storage/mixing system to be leased or sold to customers to meet these requirements. These modular units would be manufactured in our manufacturing division.

We also expect to enter into relationships with independent distributors who will identify customers and negotiate sales of our products to our target markets in our geographic areas. The distributors purchase the biodiesel and transport it by truck or rail and then blend it with diesel for the end-user customer. They work on a commission basis and will be entitled to receive a fee from each sale arranged by them typically calculated as a percentage of the sale price.

Over time, our business will depend on our ability to develop a cost-effective distribution network that harnesses truck, rail and barge assets to transport biodiesel from our production facility to the point of sale. Our third year operating budget includes a capital investment in tanker trucks for delivery of our fuel. Our business model projects that, because of the flexibility of our production equipment and our ability to increase or scale-back production very quickly as demand warrants, that we will be producing biodiesel for just-in-time delivery to our customers. Accordingly, we will not need to maintain large stocks of finished fuel reserves. However, we believe that it may be desirable to maintain a supply of biodiesel that will be available for sale to customers who require immediate delivery or for sale to the spot market, to take advantage of existing prices for biodiesel. Accordingly, we may have to construct or secure sufficient storage facilities, both on-site and potentially at off-site fuel storage facilities to maintain such a supply.

If we proceed with leasing the facility in the Port of Savannah for our plant site, we will evaluate the possibility of constructing of a pipe line to a local storage tank farm that abuts the lease property. This would provide us with additional storage capacity and direct access to railways for shipments outside of our primary target market area. We have already discussed a potential distribution opportunity in the south west Atlanta area, where our fuel would be stored and transported to customers under a combined service agreement.

As our business develops, we will seek to establish new distribution channels to exploit our strategic location, including rail and barge transport along the East Coast of the U.S. As the biodiesel industry matures, we may have the opportunity to introduce our product to the national fuel distribution infrastructure through refiners, terminals and pipelines that move refined petroleum diesel throughout the country. In addition, we may seek to market our biodiesel to power generation utilities as a means of complying with or obtaining credits under state RPS programs.

Our success will be predicated, to a large degree, upon our ability to successfully market and distribute our biodiesel. Toward that end, we will have to:

•	establish relationships with a wide variety of customers and distribution channel resellers within our target geographic area;
•	ensure that the biodiesel we produce is of consistently high quality, meets applicable ASTM standards and that we can deliver it on a timely and efficient basis;
•	secure efficient and cost-effective modes of transportation of our biodiesel from our production facility to the point of sale; and
•	establish sufficient biodiesel storage facilities.

Competition

We expect to compete with others manufacturers of biodiesel as well as other alternative fuel companies.

In the biodiesel industry, we believe that our competition will originate from three primary groups of biodiesel producers: large-scale biodiesel refineries, which includes multi-national companies such as Archer Daniels Midland Company and Cargill, Inc. that have divisions devoted to biodiesel production, and other companies that have large-scale biodiesel refining operations; the large petroleum refining companies, which are developing large-scale diesel alternative refineries that use natural gas, coal and other non-renewable feedstocks; and start-up biodiesel refineries, such as our Company, that are entering the market.

According to the National Biodiesel Board, as of December 2010, there are five active biodiesel plants located in Georgia that have a stated nameplate capacity of 45 MGY, and there were 11 additional active biodiesel plants located in the States of Florida, North Carolina, South Carolina and Virginia that have a stated nameplate capacity of 42 MGY. We expect that we will face competition after the construction of our temporary facility from producers located in geographic proximity to our facility, given that we will seek to market our fuel initially in the Southeastern U.S.

We believe our ability to compete successfully in the biodiesel production industry generally will depend on several factors, including the following principal competitive factors:

•	our ability to negotiate long-term favorable prices at which we will purchase feedstock;
•	our ability to negotiate the purchase of the real property at which we will construct our permanent facility at the port in Savannah, Georgia on favorable terms;
•	the price at which we expect to sell biodiesel;
•	our ability to deliver large fuel volumes;
•	our biodiesel quality and ability consistently to deliver ASTM-grade biodiesel;
•	our ability to develop an effective sales and marketing program; and
•	the expected reliability of our production processes and delivery schedule
.

We also will compete against other entities that manufacture or are developing alternative fuels. Alternative fuels and other energy sources are continually under development. A wide array of entities, including automotive, industrial and power generation manufacturers, the federal government, academic institutions and small private concerns are seeking to develop alternative clean-power systems. These technologies include using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digestors, and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy. However, at present, we believe that the existing regulatory regime favors biofuels. Specifically, the RFS mandates the blending of specific quantities of renewable fuels, including biofuels, into the national transportation fuel. We believe that these laws and regulations will provide a continued environment for the growth of our industry.

Environmental Matters

We are, and will be upon completion of our biofuel production facility, subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and use of water supply, and the health and safety of our employees. These laws and regulations can require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damage claims, criminal sanctions, permit revocations and/or facility shutdowns. In an effort to ensure that we secure all necessary environmental permits in a timely fashion, and remain in compliance with environmental permits, regulations and laws, we will hire an environmental permitting and compliance manager and may employ the services of qualified outside environmental consulting firms as necessary. We do not anticipate a material adverse impact on our business or financial condition as a result of our efforts to comply with these requirements.

There will be a risk of liability for the investigation and cleanup of environmental contamination at our plant and at any off-site locations where we arrange for the disposal of hazardous substances if we are deemed to be the responsible party. While biodiesel is biodegradable, we utilize certain hazardous substances in our production process, and it is also possible that prior uses of our sites or nearby operations may cause contamination of our sites. If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation or remediation and for damage to natural resources. We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs.

In addition, new environmental laws, new interpretations of existing laws, increased governmental enforcement of existing laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls as we operate our facility. Present and future environmental laws and regulations and related interpretations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures.

Our air emissions will be subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. We have designed, and are constructing, our facility to comply with EPA requirements. Other federal and state air emission limitations, such as New Source Performance Standards, may also apply to facilities we own or operate. Because other domestic biodiesel manufacturers will have similar restrictions, however, we believe that compliance with stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

The hazards and risks associated with producing and transporting our products, such as fires, natural disasters, explosions, abnormal pressures, blowouts and pipeline ruptures also may result in personal injury claims or damage to property and third parties. As protection against operating hazards, we will maintain insurance coverage against some, but not all, potential losses. We expect that our coverage will include physical damage to assets, employer’s liability, comprehensive general liability, automobile liability and workers’ compensation. Though we will seek to maintain insurance that is deemed adequate and customary for our industry, losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage.

See “Risk Factors—Risks Relating to the Biodiesel Industry—We may be adversely affected by environmental, health and safety laws, regulations and liabilities.”

Intellectual Property

While the process and equipment to manufacture biodiesel typically are relatively basic, our proprietary processes and formulations represent valuable assets.  Upon final development and operation of our permanent commercial facility we may submit applications to obtain utility patents on our processes and product formulations, though we cannot be certain that patents ever will be granted.  Unless and until patent protection is granted, we must rely on trade secret protection, which requires reasonable steps to preserve secrecy.  Therefore, we require that our personnel, contractors and others who may have access to our intellectual property not disclose the trade secrets and confidential information pertaining to our technology.

Employees

As of the date of this Report, we had two full-time employees, comprising our senior management.  We will retain required personnel as necessary and as our financial condition permits. A discussion of our staffing requirements is set forth elsewhere herein.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as other information contained in this Annual Report, including “Management’s discussion and analysis of financial condition and results of operations.”  If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be significantly and adversely affected.  You should read the section entitled “Special Notes Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this Report.

Risks Relating to Our Business

We do not have an operating history and our business may not succeed.

We are a new company with no operating results to date, and therefore you do not have an operating history upon which you can evaluate our business and prospects.  In addition, our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving markets, such as the biodiesel market, where supply and demand may change significantly over a short period.

Some of these risks relate to our potential inability to:

•	obtain financing to implement our business plan;
•	construct our planned plant;
•	commence significant operations;
•	effectively manage our business and operations;
•	successfully establish and maintain our intended low-cost structure;
•	manage rapid growth in personnel and operations; and
•	successfully address the other risks described throughout this report

If we cannot successfully manage these risks, our business, results of operations and financial condition will suffer.

We may not be able to implement our strategy as planned or at all.

Our strategy depends on our ability to develop and construct a biodiesel production facility.  We have not yet begun construction of our plant.  The construction of this facility is contingent on a number of significant uncertainties, including those described below.  As a result, we may be unable to construct our facility as planned or at all.

We may not be able to obtain the financing necessary to commence construction of our proposed facility.  We estimate that we will require up to approximately $1.8 million to undertake the construction of our temporary biodiesel manufacturing plant, though we would start construction of a scaled-down temporary facility with one biodiesel processing reactor unit upon obtaining approximately $200,000 of capital.  We also will require an additional $8.5 million to commence the construction of our permanent plant.  We do not have the financial resources required to commence the construction of our temporary plant.  We will seek to raise part or all of these necessary funds through equity or debt financing.  We may also need further funding if there are delays in construction or increased construction costs at our proposed construction site.  We may finance unanticipated construction costs by issuing equity securities or debt.  The failure of the EPA to complete its analysis of palm oil as a qualified pathway for the production of biofuel under RFS2, the disruption and volatility in the financial markets as a result of the recession, tighter credit markets and a downturn in the biofuel industry may negatively impact our ability to obtain financing.  We may not have access to the required funding, or funding may not be available to us on acceptable terms.

We may not be able to secure an optimal site for our plant.  We have identified certain desirable characteristics for the location of our plant that we believe will improve plant economics and enhance our profitability.  A deep water port with a well-developed transportation infrastructure is critical to our business because it will allow us to purchase feedstock from international suppliers, which currently offer better prices than domestic feedstock sources, and provide us with access to the national transportation system.  We currently are engaged in discussions with officials at the Georgia Port Authority and the Port of Savannah, a location that we believe offers the most favorable logistical qualities for our temporary and permanent plant location.  We have identified suitable sites within the Port of Savannah and are negotiating terms of a lease for a temporary site and a purchase agreement with respect to the real property at which we would build our permanent site.  These sites may not be available when we obtain the funding required to secure them.  If we are unable to secure these locations or others that satisfy our logistical requirements, our business and results of operations would be materially and adversely impacted.

We may not be able to obtain the approvals and permits that will be necessary in order to construct our facility as planned.  We will need to obtain a number of required permits in connection with the construction and operation of our plants, which is often a time-consuming process.  If we experience delays in obtaining the required approvals and permits for our plant, our expected construction start date and first sale of biodiesel may be delayed.  If we are unable to obtain the required approvals and permits for our plant, we will not be able to construct the plant.  In addition, federal and state governmental requirements could substantially increase our costs, which could materially harm our results of operations and financial condition.

We may encounter unanticipated difficulties in constructing our plant.  Neither our Company nor our management has participated in the construction of a biodiesel plant.  As a result, we may encounter unanticipated difficulties and the construction and development of our proposed plant may be more costly or time-consuming than we anticipate.

Delays and defects may cause our costs to increase to a level that would make our facility too expensive to construct or unprofitable.  We may suffer significant delays or cost overruns at our plant that could prevent us from commencing operations as expected as a result of various factors.  These factors include shortages of workers or materials, construction and equipment cost escalation, transportation constraints, adverse weather, unforeseen difficulties or labor issues, or changes in political administrations at the federal, state or local levels that result in policy change towards alternative fuels in general or our project in particular.  Defects in materials or workmanship could also delay the commencement of operations of our planned facility, increase production costs or negatively affect the quality of our biodiesel.  Due to these or other unforeseen factors, we may not be able to proceed with the construction or operation of our biodiesel production facility in a timely manner or at all.

The absence of operations and revenues raises substantial doubt about our ability to continue as a going concern.

The report of our independent auditor and Note 2 to the financial statements included in this Annual Report indicate that the Company is in the development stage, has suffered losses from operations, has negative working capital, has a net capital deficiency and has yet to generate cash flow, and that these factors raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, we have no significant assets or financial resources.  We will continue to sustain operating expenses without corresponding revenues, at least until we construct our biodiesel plant.  This will result in continued net operating losses that will increase until we can consummate a Business Combination with a profitable Target Business.  In light of our limited resources, we cannot assure you that we will be able to continue operations, that we will be able to identify a source of financing, that we will be able to construct our biodiesel plant or that we will generate revenue to support our operations.

We are not generating any revenue, have limited capital resources and are dependent entirely upon our management to fund our operations.

We are not generating any revenues and possess limited capital to fund our operations, including for such purposes as travel expenses, professional fees and general and administrative expenses.  We have been dependent entirely on our management to provide funds for the foregoing requirements and for any other corporate purposes that may arise in the future until we receive financing.  Though our management has advised us of their intention to fund our operations, there is no written agreement binding them to do so.  In the even that our management does not fund our capital requirements and we do not identify alternative sources, we may not be able to continue operations and stockholders could lose the entire amount of their investment in our Company.

Our proprietary equipment, systems and processes have never been deployed on a commercial scale and they may not function as efficiently or effectively as we anticipate or at all.

We will generate all of our revenue from the sale of biodiesel and glycerin that we will produce at our proposed plant.  The successful and profitable operation of our plant will depend upon the efficacy and efficiency of our biodiesel production systems that incorporate our proprietary fuel processing systems and automated control processing systems.  Our proprietary technology has never been deployed on a commercial scale and may not function as effectively or efficiently as we anticipate or at all.  The failure of our proprietary technology to operate as effectively as we expect would negatively impact plant economics and profitability and could constrain us from achieving our planned capacity, all of which would adversely affect our business and results of operations.

Our management has never operated a biodiesel facility.

Our management has never participated in the construction, commissioning or operation of a biodiesel plant.  Accordingly, we may experience delays in the construction of our plant or our plant may experience operational problems preventing us from commissioning it, requiring us to discontinue production or preventing us from producing at the expected capacity.  Any inability to commission our proposed plant or other operational failure that delays the completion of or disrupts the plant's projected output or that otherwise causes our plant not to operate as planned, may require us to incur additional expense, and spend additional time, to commence or increase production, either of which would reduce our production capacity and increase our production costs.  Any failure of our proposed production facility to produce biodiesel at anticipated cost and capacity levels, or to produce any biodiesel at all, would adversely affect our financial condition and results of operations.

Factors beyond our control may impact the efficient and effective operation of our plant.

Our plant will be subject to certain local circumstances beyond our control.  For example, local electricity, water and gas utilities may not be able to reliably supply the resources that our plant will require or may not be able to supply them on acceptable terms.  Moreover, our operations may be subject to significant interruption if our facility experiences a major accident or is damaged by severe weather, of which there would be an increased possibility if we locate our plant near the coast, or other natural disasters.  In addition, our operations may be subject to labor disruptions, unscheduled downtime or other operational hazards inherent in our industry.  Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties.  Our insurance may not be adequate to cover the potential operational hazards described above and we may not be able to renew our insurance on commercially reasonable terms or at all.  If any of these events were to occur, our business and results of operations could be materially and adversely affected.

If we fail to develop a market for our biodiesel at favorable prices, our business, operating results and financial condition may be adversely affected.

We have not yet produced any biodiesel or otherwise proven our technology and systems on a commercial scale.  Accordingly, potential customers may be apprehensive to purchase our biodiesel or to enter into long-term supply agreements with us because of the uncertainties with respect to product stability, supply availability, quality control and our financial viability.  We cannot be certain whether a market will develop for our biodiesel, whether sufficient demand will exist for our product at favorable prices or whether we will achieve profit margins satisfactory to sustain our operations.  Any failure to develop a stable market for our products at favorable prices would have an adverse material impact on our business, operating results and financial condition.

The EPA has not approved palm-oil/PKO,  as a qualified pathway from which to produce biodiesel under RFS2.  Unless and until the EPA recognizes palm-oil/PKO as a qualified pathway for the production of RIN generating biofuel, our biodiesel cannot generate RINs to apply toward an obligated party's RVOs which may inhibit its marketability.

Under the RFS2, the EPA identified certain qualified feedstock pathways for the purpose of producing a “renewable fuel,” such as “biomass-based diesel.”  Palm-oil/PKO was not among the feedstock pathways that had been approved by the EPA.  In the regulations, the EPA noted that threshold determinations for certain pathways were not possible at the time of promulgation (February 3, 2010).  In some of these cases, the EPA recognizes that a renewable fuel is already being produced from an alternative feedstock and that although it has the data needed for analysis, it did not have sufficient time to complete the necessary lifecycle GHG impact assessment for the final rule.  The EPA has advised that it would model and evaluate additional pathways after the final rule on the basis of current or likely commercial production in the near-term and the status of current analysis at the EPA.  During 2010, the EPA advised that it likely would complete modeling the palm oil pathway before the end of the year; however, it did not complete its review, which remains in process.  The EPA has noted that its analyses project that palm-oil will be used in meeting the RFS2 volume standard in the near-term; however, we cannot be certain that it will be approved as a qualified pathway for the production of biofuels.

If palm-oil/PKO is not approved as a qualifying feedstock by the EPA, we would lose a significant competitive advantage we expect to derive from the low price at which we can acquire PKO when compared to feedstocks utilized by other U.S. producers, which would materially and adversely affect our business.  We believe that the EPA’s delay in completing its analysis of palm oil has negatively impacted our financing efforts.  If we could not utilize PKO to produce RIN-generating biodiesel, we expect to continue to produce biodiesel using that feedstock which we will seek to sell in other markets.  Depending upon the results of our operations under this revised business model, we may be required to scale back the speed at which we increase capacity of our temporary and permanent plants to correspond with actual revenues generated from these other markets, which would prevent us from meeting our optimum objectives.  Also, depending upon the extent of sales and our results of operations under such a revised business model, we may seek to identify other economical feedstocks, though we cannot assure investors that we will be able to purchase other feedstocks at the prices at which we can purchase PKO.  We cannot assure investors that our business will succeed if we cannot utilize PKO or otherwise obtain feedstock at prices that provide us with a competitive advantage, which may require us to discontinue operations.

We will rely on third parties to supply feedstock, which may impact our operations in many ways.

Feedstock will represent our most critical raw material and comprise our single largest operating expense.  Accordingly, plant economics, profits and results of operations depend significantly on the uninterrupted supply of feedstock at favorable prices.  However, the price and availability of palm oil, as other feedstocks, is subject to significant volatility.  We have received commitment letters from three palm kernel oil growers located in Africa under which they have committed to supply us with and we are entitled to purchase from them feedstock in an amount in excess of our annual requirements (when we are operating at full capacity) at favorable prices when compared to current domestic feedstock prices.  The commitments extend for a period of one year from the date of the first shipment.  These commitments and price quotes are not contracts to sell or purchase PKO and we may not be able to compel these producers to sell us PKO at prices previously quoted to us.  Our supply of feedstock from these sources could be delayed, interrupted or discontinued at any time as a result of political or social unrest, economic factors, including the imposition of tariffs or taxes, or natural conditions, such as weather.  In addition, transit problems could delay or interrupt shipments and deliveries of the product.  If these sources fail to supply the agreed upon amount of feedstock under the terms of their commitment letters, we may have limited or no recourse against them under the laws of the nations in which they are located.  Any failure of our proposed feedstock suppliers to supply us with biomass at the times and prices to which they committed to us would have a material adverse impact on our business, results of operations and financial conditions.

If our proposed palm oil suppliers are unable to satisfy our requirements for PKO at the prices at which they have committed, we will have to identify other sources of feedstock, the price and availability of which is subject to significant volatility.

If our PKO suppliers are unable to satisfy our feedstock requirements at the prices at which they have committed, we will have to source feedstock from other suppliers and we may not be able to do so on terms as favorable as we have negotiated under the commitment letters or at all.  The price and availability of vegetable oils is influenced by various global factors including weather conditions and other factors affecting crop yields, planting decisions, the output and proximity of crush facilities that convert the crops to oil, and general economic, market and regulatory factors.  These factors include government policies and subsidies with respect to agriculture and international trade, global and local demand and supply and political and social factors that may cause fewer acres of oilseed crops to be planted, or used for biodiesel production.  In addition, periods of intense competition to purchase feedstocks for use in the production of alternative fuels can significantly drive up prices.  The significance and relative effect of these factors on the price of vegetable oils is difficult to predict.  Any event that tends to negatively affect the supply of vegetable oil, such as adverse weather or crop disease, could increase vegetable oil prices.  In addition, we may also have difficulty, from time to time, in sourcing vegetable or other oils on economical terms due to supply shortages.  A shortage of any particular feedstock may require us to source other types of feedstock at less favorable prices, which would have a material adverse effect on our business and financial condition.  If we are required to purchase feedstock on short notice to satisfy our customers' requirements, we may have to do so on the spot markets for the commodities we require, where prices are likely to be significantly higher than we may otherwise be able to obtain if we were purchasing feedstock under long-term supply agreements or from suppliers with whom we have a relationship.

Upon commissioning of our production facilities, we will have to demonstrate that they comply with applicable EPA regulations in order to qualify as a producer of renewable fuels entitled to the generation of RINs.  This process could be costly and time consuming.  If our production facilities do not qualify to produce biodiesel that generates RINs, our business would be materially harmed.

All producers of renewable fuel that produce more than 10,000 gallons of fuel annually must register with the EPA’s fuels program prior to generating RINs.  We will have to supply the EPA with extensive information concerning our plant operations, processes and products.  We will also have to provide the EPA with an independent chemical engineer's report with respect to our plant upon commissioning and every three years thereafter or upon changing the feedstock from which we produce biodiesel.  We expect to incur significant cost and expend substantial time to comply with these requirements and to prepare and assemble the required information under RFS2 to establish that we and our facilities produce renewable fuels entitled to the generation of RINS.  Any failure to so qualify would be materially detrimental to our business.  We may be required to redesign and/or reconstruct portions of our facility to comply with RFS2 regulations, which would result in extensive delays and required us to incur considerable costs and we might not have the capital resources available to us for such purposes.

Initial and ongoing compliance and reporting under RFS2 will be difficult, costly and time consuming which will divert management's attention from our core operations.  In addition, the failure to comply properly could result in the loss of RINs to us and our customers, the imposition of fines and could subject us to substantial liability.

RFS2 imposes a complex set of compliance and reporting obligations to ensure that each obligated party satisfies its annual RVO under the regulations.  These regulations extend over the entire range of our operations.  For example, our obligations will include obtaining third party chemical engineering reports with respect to our production facilities and that our biodiesel satisfies ASTM D6751 standards (or other standards the EPA may adopt in the future).  Only when the reports we file demonstrate that we have satisfied all of the applicable regulations will our biodiesel qualify for the generation of RINs.  These reports will be time consuming to prepare and may divert management's attention from our core operations to the detriment of our business.  In addition, the difficulty and complexity of compliance may require us to retain third party experts, such as independent engineers and other industry service providers, which would be costly.

In the event that our biodiesel does not qualify for the issuance of RINS, we may have considerable difficulty selling it, which would materially and adversely affect our business.  In the event that after RINs are assigned to biodiesel we sell, the EPA later determines that the biodiesel did not so qualify, the RINs would be deducted from our the credits we have accumulated toward our RVO which may cause us to fail to reach our minimum RVO in any year, which would result in the imposition of a fine in the amount of $37,500 per day of non-compliance..  Further, each downstream purchaser of our biodiesel who reported and accumulated an RIN as a result of the purchase of our biodiesel to demonstrate compliance with their RVO could have such credit deducted from its annual RVO account.  These purchasers could then fail to meet their annual RVO standard and be subject to substantial fines.  We may be liable to these customers for claims based on their purchase from us of non-complying biodiesel.  The imposition fines on our business or liability for claims from our customers based on the failure to our biodiesel to generate RINS would have a material adverse effect on our business.

We are highly dependent on our management team and the loss of their services would have a material adverse effect on our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel.  Our President, Ken Rakestraw, is responsible for conceptualizing, designing and developing the proprietary technology that will allow us to produce biodiesel efficiently and economically.  Mark Harris, our Chief Operating Officer and Secretary, has significant experience commissioning large-scale production plants and possesses key executive abilities including negotiating, licensing and administrative skills critical to our Company.  Neither of Messrs. Rakestraw or Harris is party to an employment agreement with our Company.  If either of these persons were unable or unwilling to continue in his present position, that person could be difficult to replace and our business could be harmed.  The loss of either Mr. Rakestraw or Mr. Harris to our Company would have a material adverse effect on our operations

Problems with product quality or product performance could result in a decrease in customers and revenue.

If we are unable to produce biodiesel that meets the industry quality standard, our credibility and the market acceptance and sales of our biodiesel could be negatively affected.  In addition, actual or perceived problems with quality control in the industry generally may lead to a lack of consumer confidence in biodiesel and harm our ability to successfully market biodiesel.  Quality control issues in biodiesel that we produce or that is produced by other industry participants could result in a decrease in demand or mandates for biodiesel, with a resulting decrease in our revenue.

Biodiesel gels in colder temperatures, which could have an adverse effect on our sales and the biodiesel industry generally.

All diesel fuels gel at a certain temperature.  The lowest temperature at which a liquid ceases to flow is referred to as the pour point.  A lower pour point means the fuel will flow more readily in cold weather.  As a fuel reaches its pour point, its cold flow properties diminish as small, solid ice crystals begin to form, the cloud point, and it gels, causing a fuel filter to plug.  The pour points for No. 1 diesel and No. 2 diesel, the most common automotive fuels, are approximately –45ºF and 17ºF, respectively.  The temperature at which pure (B100) biodiesel starts to gel varies significantly and depends upon the feedstock.  The following are the pour points of pure biodiesel produced from a variety of common vegetable oils: palm kernel oil: 17.6ºF, soy oil: 14°F, canola oil: 14°F and palm oil: 54ºF.  The pour point for biodiesel produced from tallow (an animal fat) is 61°F. Therefore, in certain geographic areas, biodiesel will need to be blended with diesel or other additives to yield a product that has an acceptable pour point in cold weather, which could increase the cost of the product.  This may cause the demand for our biodiesel in colder climates to diminish seasonally.  This may also require us to use particular feedstocks that customers believe are better suited for their climate, which could require us to purchase more expensive feedstocks and increase our cost of sales.  The tendency of biodiesel to gel in colder weather may also result in long-term storage problems.  At low temperatures, biodiesel may need to be stored in a heated building or heated storage tanks, which would increase storage costs.  Any perception that biodiesel experiences cold flow issues may harm our industry and inhibit sales of our product. Any reduction in the demand for, or increased costs of, our biodiesel will reduce our revenue and have an adverse effect on our financial condition and results of operations.

Our inability to effectively protect our intellectual property could negatively affect our ability to compete.

We believe that the proprietary technology we have developed will allow us to configure and operate our plant more efficiently and economically than existing biodiesel producers and represents our most significant asset.  We rely or may rely on a combination of confidentiality agreements and other contractual restrictions on disclosure to protect our intellectual property rights.  We also enter into confidentiality agreements with our employees, consultants and other third parties, and control access to and distribution of our confidential information.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary information.  Monitoring unauthorized use of our confidential information is difficult and the steps we take to prevent unauthorized use of our confidential information may not be effective. If we are unable to protect our intellectual property, the commercial value of our technology and our competitive position will be harmed.

We may not be able to compete effectively in our industry.

The biodiesel industry is extremely competitive and growing more intense as more production facilities are built and the industry expands globally.  We may not be able to compete successfully against current or potential competitors.  In the U.S., we expect that we will compete primarily with three groups of biodiesel producers: large-scale biodiesel production facilities, including companies that have divisions devoted to biodiesel production, start-up biodiesel refineries that are entering the market; and large petroleum refining companies that are developing large-scale refineries that use natural gas, coal and other non-renewable feedstocks.  Most of these competitors have greater financial resources than we do.  Our competitors could develop more efficient biodiesel refining methods that would increase their biodiesel production capacity and lower their cost of production and place downward pressure on biodiesel pricing.  If we are unable to compete effectively, our business, operating results and financial condition will be materially harmed.

Technological advances in our industry may render our intellectual property obsolete.

Our industry is evolving rapidly and new biodiesel production technologies may render our technology and processes obsolete.  If competitors develop, obtain or license technology that is superior to ours or that renders our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our biodiesel production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  Third-party licenses may not be available or, once obtained, may not continue to be available on commercially reasonable terms. These costs could negatively affect our business and financial condition.

Competition resulting from advances in alternative fuels may reduce the demand for biodiesel and negatively impact our profitability.

Alternative fuels and other energy sources are continually under development.  A wide array of entities, including automotive, industrial and power generation manufacturers, the federal government, academic institutions and small private concerns are seeking to develop alternative clean-power systems.  These technologies include using fuel cells or clean-burning gaseous fuels that, like biodiesel, may address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Additionally, there is significant research and development being undertaken regarding the production of ethanol from cellulosic biomass, the production of methane from anaerobic digestors, and the production of electricity from wind and tidal energy systems, among other potential sources of renewable energy.  If these alternative fuels continue to expand and gain broad acceptance, we may not be able to compete effectively.  This additional competition could reduce the demand for biodiesel, which would adversely affect our business.

We expect that our business will be subject to seasonal fluctuations, which could adversely affect our financial results.

Our operating results could be influenced by seasonal fluctuations in the prices of vegetable oils and the price of crude oil and diesel.  For instance, our biodiesel prices are substantially correlated with the price of crude oil and diesel.  The price of crude oil and diesel tends to rise both in summer, due to the summer driving season, and in winter, due to home heating needs.  In addition, sales of our biodiesel could be subject to seasonal fluctuations as a result of cold flow issues, as described elsewhere herein. Given our lack of operating history, we do not know yet how these seasonal fluctuations will affect our financial results over time.

On July 19, 2010, we entered into a Settlement Agreement with a former officer who we terminated for cause in September 2009.  The terms of the Settlement Agreement are considerably more favorable to us than the terms of the employment agreement it replaced.  If we do not or cannot abide by the terms of the Settlement Agreement, the former officer may be entitled to bring an action against us under his employment agreement which could require us to pay a considerable sum of money and issue to him a significant number of shares of our common stock.

We had been party to an employment agreement with an individual who served as our Chief Executive Officer.  We terminated this employee for cause in September 2009.  On July 19, 2010, we entered into a Settlement Agreement with the former officer under which we agreed to (i) pay him the sum of $200,000 upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to him 500,000 shares of common stock.  If we do not or cannot abide by the terms of the Settlement Agreement, the former officer may be entitled to bring an action against us to enforce the terms of the original employment agreement.  If we were required to honor the employment agreement as executed, we would be required to pay to the former officer the sum of $875,000 plus an amount equal to the estimated value of his total compensation during the initial term as determined by independent arbitration, and issue to him a number of shares of common stock equal to 20% of the total number of shares outstanding as of the end of the term of the agreement, which is not determinable at this time.  If we are required to abide by the terms of the original employment agreement, the amount of the payment we would have to make to this former officer could harm our business materially and the number of shares of stock we may be required to issue to him could dilute substantially the percentage of stock owned by our current stockholders.

Risks Relating to the Biodiesel Industry

The biodiesel industry is highly dependent on federal and state legislation and the regulations that implement that legislation and any changes in legislation or failure to adopt implementing regulations could harm our business and financial condition.

The production of and demand for biodiesel is driven, to a large degree, by government regulations that provide tax and other incentives to producers and mandate its use, for example by requiring that biomass-based diesel is blended into U.S. fuel supplies.  Any failure to maintain or implement the regulations favorable to our industry, including those described below, would have a negative impact on the industry and our business.

The loss of favorable tax benefits for biodiesel production could inhibit our ability to operate at a profit or cause us to curtail or discontinue our operations.   For most producers, biodiesel costs significantly more to manufacture than diesel and is not competitive with diesel.  Federal tax incentives make the cost of biodiesel production significantly more competitive with the price of diesel.  Currently, under the American Jobs Creation Act of 2004 and the EPAct, producers and blenders of diesel can claim up to a $1.00 tax credit per gallon of biodiesel produced from virgin vegetable oils.  The tax credit had expired for 2010 and was renewed for 2011.  It is possible that the producers'/blenders' credit may not be renewed in the future on similar terms, if at all.  The elimination or reduction of tax incentives to the biodiesel industry, including the producers'/blenders’ credit, would make it more costly to produce biodiesel, could significantly reduce the market for biodiesel and materially impair our ability to profitably produce and sell biodiesel.  The loss or reduction of the producers'/blenders’ tax credit could force us to take significant cost savings measures.  If the federal tax incentives are eliminated or sharply curtailed, we believe that a decreased demand for biodiesel will result, which could depress biodiesel markets and negatively impact our financial performance.

In addition, the producers'/blenders' tax credit and other federal and state programs that benefit biodiesel generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, that might in the future be the subject of challenges.  In 2009, the European Union adopted anti-dumping and anti-subsidy tariffs to all biodiesel produced in the United States to counter the producers'/blenders tax credit.  The elimination or significant reduction in the biodiesel tax credit or other programs could harm our results of operations and financial condition. See “Industry Background – Government Incentives for Biodiesel Production and Use.”

A variety of factors could cause the price of biodiesel to decline, including, for example, if supply outpaces demand, which would have a significant negative impact on our financial performance.

We will derive a predominant percentage of our revenue from the sale of biodiesel and our financial performance will be dependent upon the quantities we sell and the price at which we can sell it.  The price of biodiesel has been volatile as a result of a number of factors over which we will have no control, including supply and demand, the prices of crude oil and diesel, levels of government support for alternative energy sources and the price and availability of competitive products.  Any factors that result in a reduction of the price of and demand for biodiesel would have a material negative impact on our business outlook, results of operations and financial condition.

The supply of and demand for biodiesel will have the largest impact on our sales.  According to the National Biodiesel Board, or NBB, as of June 2009, there were 173 biodiesel production facilities in operation in the U.S. with reported aggregate capacity of approximately 2.68 BGY and 29 facilities under construction or expansion with expected additional annual production capacity of approximately 427 MGY.  Biodiesel production in the U.S. peaked in 2008 at approximately 691 million gallons and was approximately 315 million gallons in 2010.  In contrast, the NBB estimates that in 2008 U.S. biodiesel producers sold just over 600 million gallons of biodiesel, including approximately 300 million gallons in the U.S.  Excess capacity in the biodiesel industry could result in lower sales prices for biodiesel generally.  In addition, excess capacity may also result from decreases in the demand for biodiesel, which could result from a number of factors, including regulatory developments that eliminate or reduce incentives for biodiesel use and reduced consumption of all types of diesel fuel.  Excess capacity that results in lower sales prices for biodiesel would negatively impact our operating results.

Imported biodiesel may be a less expensive alternative to our biodiesel, which could impair our ability to sell our product and negatively impact our financial condition and results of operations.

Biodiesel imported from other countries may be a less expensive alternative to domestically produced biodiesel.  Foreign countries may have more abundant and less expensive supplies of feedstocks, less expensive labor, more biodiesel production capacity, more advanced biodiesel infrastructure or technology, more favorable government incentives or other policies, or other economic factors that allow for sales of foreign biodiesel to both U.S. and international customers at prices lower than biodiesel produced in the U.S.  The absence of U.S. protective tariffs similar to those imposed on ethanol imports, and any resulting competition in the U.S. from biodiesel imported from other countries, may affect our ability to sell biodiesel profitably.

There is uncertainty regarding the use of biodiesel in newer diesel engines, which may inhibit or deter the use of biodiesel as a transportation fuel.

Many vehicle owners refer to the engine owner’s manual to determine which fuels are suitable for their engines. Thus, the written policy of the engine manufacturer regarding biodiesel has a significant impact on biodiesel markets. For example, in most manufacturers’ literature, B5 and lower blends are approved, as long as the biodiesel meets D6751 and/or EN14214, the European biodiesel specification, and some manufacturers recognize higher blend levels. However, how biodiesel will perform with advanced emission control equipment such as diesel particle filters and nitrous oxide, or NOx, emission control catalysts is largely unknown. These systems are being introduced into the U.S. market in 2007 to 2010. Questions remain about both the short-term performance of these devices and their long-term durability when used with biodiesel. In addition, the interaction of biodiesel with engine lubricant is also of concern. While it is normal for lube oil to contain a certain fraction of fuel, the effect of biodiesel on lube oil performance has not been well quantified. Advanced emission control technologies also put more strain on the lube oil because for these systems it can be diluted with fuel at higher levels. This happens because, in some engines, late in-cylinder fuel injection is used to regenerate particle filters and NOx traps. Under these conditions, biodiesel’s impacts on lubricant performance have not been well studied. A robust engine and emission control component testing program is thus required to address these issues.

Continued uncertainty regarding the use of biodiesel in newer automobiles could inhibit or deter the use of biodiesel as a transportation fuel, which would negatively impact our business and results of operations.

Growth in the sale and distribution of biodiesel depends on the development of new technologies and infrastructure, which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Growth in the biodiesel industry depends on substantial development of technologies and infrastructure, such as storage facilities, blending equipment, pipelines and other means of delivery, to transport raw materials and biodiesel.  Areas requiring additional research and expansion include:

•
The lack of Underwriters Laboratories (the third party that certifies the performance of equipment used in the petroleum industry) approved fuel tanks, dispensers, and associated equipment for use with B20 may present a significant barrier to larger markets for biodiesel.

•	Relatively few petroleum products terminals are able to store and in-line blend biodiesel.
•	Though blends of B5 have been successfully transported through petroleum product pipelines, this delivery system is not widely used and may inhibit biodiesel sales.

Substantial investments required for to overcome supply, transportation and other infrastructure issues may not be made or they may not be made on a timely basis.  Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of biodiesel, impose additional costs on us or otherwise have a material adverse effect on our financial condition.  Our business depends on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Environmental, health and safety laws, regulations and liabilities may have an adverse effect on our operations.

Upon completion of our proposed production facility, we will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, access to and impacts on water supply, and the health and safety of our employees. Some of these laws and regulations will require our facilities to operate under permits that are subject to renewal or modification.  These laws, regulations and permits can require expensive emissions testing and pollution control equipment or operational changes to limit actual or potential impacts to the environment.  A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and facility shutdowns.  We may not be at all times in compliance with these laws, regulations or permits or we may not have all permits required to operate our business.  We may be subject to legal actions brought by environmental advocacy groups and other parties for actual or alleged violations of environmental laws or permits. In addition, we may be required to make significant capital expenditures on an ongoing basis to comply with increasingly stringent environmental laws, regulations and permits.

We may be liable for the investigation and cleanup of environmental contamination at any of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances.  If these substances have been or are disposed of or released at sites that undergo investigation or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and remediation, and for damage to natural resources.  We also may be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties.  Some of these matters may require us to expend significant amounts for investigation, cleanup or other costs.

New laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures.  Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities.  Environmental laws and regulations applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a negative impact on our results of operations and financial position.

The hazards and risks, such as fires, natural disasters, explosions and abnormal pressures and blowouts, associated with producing and transporting biodiesel also may result in personal injury claims or damage to property and third parties.  We could sustain losses for uninsurable or uninsured risks, or in amounts in excess of our insurance coverage.  Events that result in significant personal injury or damage to our property or third parties or other losses that are not fully covered by insurance could materially harm our results of operations and financial position.

Changes in industry specification standards for biodiesel may increase production costs or require additional capital expenditures to upgrade and/or modify our biodiesel production facilities to meet them. Such upgrades and/or modifications may entail delays in or stoppages of production.

The American Society of Testing and Materials, or ASTM, is the recognized standard-setting body for fuels and additives in the U.S.  ASTM’s specification for pure biodiesel, D 6751, has been adopted by the EPA and most states, and compliance with such specification is required in order for our biodiesel to qualify as a legal motor fuel for sale and distribution.  ASTM has modified its D 6751 specification in the past, and is expected to continue to modify the specification in the future as the use of biodiesel expands.  There is no guarantee that our production facilities will be able to produce ASTM-compliant biodiesel in the event of changes to the specification, or that our production facilities will be able to produce biodiesel that complies with specifications used in other countries.  We may need to invest significant capital resources to upgrade or modify our production facility, which might cause delays in or stoppages of production and the resultant loss of revenue, or which might not be economically feasible at all.  Any modifications to our production facilities or to the biodiesel ASTM specification or other specification with which we attempt to comply may entail increased production costs or reduced production capacity. These consequences could result in a negative impact on our financial performance.

Adverse public opinions relating to the environmental impact of biodiesel could constrain the demand for our product and harm our business.

Government environmental agencies and private environmental groups have expressed concerns regarding the production and use of biofuels that may result in diminished demand for our products.  Environmental issues garnering the most attention that could negatively impact the demand for biodiesel and harm our business include:

Changes in land use to produce crops for the alternative fuel market have had unintended ecological and social effects that could create a negative public perception of the biofuel industry and decrease demand for biofuels.  Recent studies have demonstrated that the indirect land use change impacts of biofuels, also known as ILUC, may negatively affect public perception of biofuels.  ILUC relates to the unintended consequence of releasing more carbon emissions as a result of land use changes around the world induced by the expansion of croplands for ethanol or biodiesel production in response to the increased global demand for biofuels.  As farmers worldwide respond to higher crop prices in order to maintain the global food supply and demand balance, pristine lands are cleared and converted to new cropland to replace the crops for feed and food that were diverted elsewhere to biofuels production.  Because natural lands, such as rainforests and grasslands, store and sequester carbon in their soil and biomass as plants grow each year, clearing wilderness for new farms in other regions or countries may result in a net increase in greenhouse gas emissions, and due to this change in the carbon stock of the soil and the biomass, ILUC may have alter the GHG balance of a biofuel, a subject that has been and continues to be investigated by the EPA under RFS 2009.

Other researchers have argued that ILUC has other significant social and environmental impacts, putting pressure on biodiversity, soil, water quality, food prices and supply, concentration of land tenure, displacement of workers and local communities, and cultural disruption.  In some lesser developed countries crops that traditionally have been used for food, such as soy beans, have been diverted to alternative fuel production, creating shortages and increasing the price of food.  Concerns that the growing demand for palm kernel and palm oil may result in the clearing of rainforests in Southeast Asia could threaten animal and plant species in that region.  While feedstock growers, processors and environmental groups are working to develop regulations that would attempt to balance the supply of feedstock against these other ecological issues, considerable work needs to be accomplished.

Lifecycle nitrous oxide emissions of biofuels exceeds that of diesel fuel.  Nitrous oxide, which is considerably more potent than carbon dioxide as a GHG, is responsible for damaging the ozone and creating smog.  A few studies have demonstrated that lifecycle emissions of nitrous oxide into the atmosphere from the production and use of biofuels (crop substitution to grow efficient biomass and burning pure biodiesel) exceed diesel fuel lifecycle emissions of nitrous oxide and several researchers have taken issue with the proposition that biofuels represent a more environmentally friendly alternative than petroleum-based fuels.

Unfavorable public opinions concerning the use of palm oil, soybeans and other feedstocks, or negative publicity arising from such use, could reduce the global supply of such feedstocks, increase our production costs and reduce the global demand for biodiesel, any of which could harm our business and adversely affect our financial condition.

Adverse public opinions concerning the biodiesel industry in general could harm our business.

The biodiesel industry is new, and general public acceptance of biodiesel is uncertain.  Public acceptance of biodiesel as a reliable, high-quality alternative to diesel may be limited or slower than anticipated due to several factors, including:

•	public perception that biodiesel is produced from waste vegetable oil or other lower-quality feedstocks, thereby resulting in low quality fuel;
•	public perception that the use of biodiesel will require excessive engine modifications, or that engines running biodiesel will not reliably start in cold conditions;
•	actual or perceived problems with biodiesel quality or performance; and
•	concern that using biodiesel will void engine warranties.

Such public perceptions or concerns, whether substantiated or not, may adversely affect the demand for our biodiesel, which in turn could decrease our sales, harm our business and adversely affect our financial condition.

Risks Related to Ownership of Our Common Stock

Our officers and directors control us through their positions and stock ownership and their interests may differ from other stockholders.

As of April 8, 2011, there were 15,547,134 shares of our common stock outstanding.  Ken Rakestraw, our President and a member of our board of directors, owns 67.55% of the outstanding shares of common stock.  Mark Harris, our Chief Operating Officer and a member of our board of directors, owns 16.88% of the outstanding shares of our common stock.  Mr. Rakestraw acting either alone or in concert with Mr. Harris, will be able to affect the approval of any matter put to a vote of our stockholders, including the election of directors and extraordinary corporate transactions including business combinations and the sale of our assets.  Yet, their interests may differ from those of other stockholders.  Furthermore, the extent of ownership of our common stock by our directors and officers reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on a public market.

We have no independent audit committee.  Our full board of directors functions as our audit committee and is comprised of two directors who are not considered independent.  This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee, though we are not required to have one.  Our full board of directors functions as our audit committee and is comprised of directors who are not considered to be “independent” in accordance with the requirements of Rule 10A-3 under the Exchange Act.  An independent audit committee plays a crucial role in the corporate governance process, assessing a company’s processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes.  The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the committee’s responsibilities without undue influence.  We may have difficulty attracting and retaining directors with the requisite qualifications.  If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the construction and development of our proposed biodiesel production plant or for other purposes.  Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us.  Equity financing, if obtained, could result in substantial dilution to our existing stockholders.  At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

We are authorized to issue "blank check" preferred stock without stockholder approval, which could adversely impact the rights of holders of our common stock.

Our Articles of Incorporation authorize our Company to issue up to 10,000,000 shares of blank check preferred stock.  Currently no preferred shares are issued; however, we can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders.  Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.  In addition, such preferred stock may contain provisions allowing those shares to be converted into shares of common stock, which could dilute the value of common stock to current stockholders and could adversely affect the market price, if any, of our common stock.  In addition, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.  Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that we will not do so in the future.

There is currently no trading market for our common stock.

Our common stock is not quoted on any exchange or inter-dealer quotation system.  There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the OTC Bulletin Board).  You may not be able to sell your shares due to the absence of a trading market.

Any market that develops for our common stock likely will be illiquid and the price of our common stock could be subject to volatility related or unrelated to our operations.

If a market for our common stock develops, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to construct our production facility and otherwise meet our growth projections and expectations, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our business and the business of others in our industry.  In addition, the stock market itself is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons related and unrelated to their operating performance and could have the same effect on our common stock.

Substantial sales of our common stock, or the perception that such sales are likely to occur, could cause the price of our common stock to decline in any market that may develop for our common stock.

The market price of our common stock, if a public market ever develops, could decline as a result of sales of substantial amounts of our common stock in any market that may develop for our stock, or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock.  We had an aggregate of 15,547,134 shares of common stock outstanding as of April 8, 2011.  Currently, none of the outstanding shares are available for public resale.  We have agreed to register on behalf of our current stockholders an aggregate of 1,237,134 shares of common stock for public sale under the Securities Act, representing 8% of the total number of our outstanding shares.  We have agreed to file a registration statement with the SEC that includes these shares, subject to our right withdraw the registration under certain circumstances.  In addition, all but 700,000 shares of our common stock will be eligible for resale under and pursuant to the conditions of Rule 144 under the Securities Act upon the expiration of applicable holding periods.  We have entered into lock up agreements with the holders of an aggregate of 14,870,000 shares of our common stock.  Under the Lock Up Agreements, the stockholders have agreed that (i) they will not sell or transfer any shares of our common stock held as of the closing of the Share Exchange until a date that is one hundred and eighty days after the effective date of the registration statement that includes their shares to be filed pursuant to the Registration Rights Agreement, and (ii) upon the conclusion of the initial lock up period, such persons will not sell or transfer more than 1/36th of the shares of common stock they held as of the closing of the Share Exchange during any month thereafter.  The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.  Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  Based on our management’s assessment, we believe that, as of December 31, 2010, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this Annual Report in “Management’s Report on Internal Control over Financial Reporting”.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.”  We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements.  These misstatements could require us to restate our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have work remaining to remedy the material weaknesses in our internal control over financial reporting.  We have developed a remediation plan for the identified material weaknesses, and this work will continue during fiscal year 2011.  Our efforts will be constrained by our lack of financial and other resources.  There can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation.  Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected.  Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and management’s time to comply with applicable requirements.  For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II—Item 9A, “Controls and Procedures” of this Annual Report.

As we transition from a private company to a public company, we may have difficulty satisfying the additional financial and other reporting and corporate governance requirements imposed upon us by the Sarbanes-Oxley Act of 2002 and federal securities laws.  Compliance with these requirements and regulations could strain our financial and personnel resources and will result in additional expenses and continuing uncertainty.

Prior to the Share Exchange, Tiga, our operating subsidiary, had operated its business as a private company.  Only Tiga’s CFO, Michael Noonan, has experience preparing and filing the annual and quarterly reports and other information required to be filed under the Exchange Act and with complying with financial and other reporting and corporate governance requirements to which it is now subject, including certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder.  These laws and regulations impose significant compliance obligations upon us.  We expect that these obligations will require a commitment of additional resources and result in the diversion of our senior management’s time and attention from our day-to-day operations.  In particular, we may be required to:

•	create or expand the roles and duties of our board of directors and management;
•	institute a comprehensive compliance function;
•	establish internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws;
•	involve and retain outside counsel and accountants in the above activities; and
•	establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired, and we may be subject to sanctions or investigation by regulatory authorities such as the SEC.  In addition, failure to comply with Section 404 or a report of a material weakness may cause investors to lose confidence in us and may have a material adverse effect on our stock price.  Compliance with the financial reporting requirements and other rules that apply to reporting companies will be time-consuming and expensive.

Our compliance with changing laws and rules regarding corporate governance and public disclosure may result in additional expenses to us which, in turn, may adversely affect our ability to continue our operations.

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act, new SEC regulations and the rules of any stock exchange on which may become listed, will require an increased amount of management attention and external resources.  We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. This could have an adverse impact on our ongoing operations.

The designation of our common stock as a "penny stock" would limit the liquidity of the shares.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future.  Generally, a "penny stock" is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share.  Prices often are not available to buyers and sellers and the market may be very limited.  Penny stocks in start-up companies are among the riskiest equity investments.  Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market.  A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser's written agreement to the purchase. Many brokers choose not to participate in penny stock transactions.  Because of the penny stock rules, there may be less trading activity in penny stocks in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

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

As permitted by the corporate laws of the State of Nevada, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions.  In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.  If we are required to indemnify, both for the costs of their defense in any action or to pay monetary damages upon a finding of a court or in any settlement, our business and financial condition could be materially and adversely affected.

We do not foresee paying cash dividends in the foreseeable future.

We currently intend to retain any future earnings for funding growth. We do not anticipate paying any dividends in the foreseeable future. As a result, you should not rely on an investment in our securities if you require dividend income. Capital appreciation, if any, of our shares may be your sole source of gain for the foreseeable future. Moreover, you may not be able to resell your shares in our Company at or above the price you paid for them.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently operate in office and laboratory space provided by our President, Ken Rakestraw, located in Fayetteville, Georgia, for which we pay no rent.

We are seeking to relocate our operations to Savannah, Georgia.  Initially, we will seek to lease a temporary facility that will offer space sufficient for our initial production operations and administrative requirements and, as our financial resources allow, relocate to a permanent facility that we will construct, all as more fully described under “Item 1 Business - Our Biodiesel Production Facilities.”

Item 3.  Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings.

Item 4.  Reserved
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of April 8, 2011, there were 18 holders of record of 15,547,134 outstanding shares of our common stock outstanding and no outstanding shares of preferred stock.

Our common stock is not traded or quoted on any exchange or inter-dealer quotation system.  The Company will seek to initiate trading of its common stock at such time as business conditions warrant, in the determination of the board of directors..

Dividend Policy

To date, we have not declared or paid any cash dividends on our common stock.  The payment of dividends, if any, is at the discretion of the Board of Directors and is contingent on many factors, including our revenues and earnings, capital requirements and financial conditions.  We currently intend to retain all earnings, if any, for use in business operations.  Accordingly, we do not anticipate declaring any dividends in the near future.

Equity Compensation Plan Information

As of December 31, 2010, we had not adopted any equity compensation plans.

Recent Sales of Unregistered Securities.

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

The shares of our common stock issued to the former holders of BFT’s common stock in connection with the Share Exchange were not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated under that section, which exempt transactions by an issuer not involving any public offering.  To the extent any such person was not an "accredited investor," as defined in Regulation D, we obtained documentation prior to the closing of the Share Exchange that enabled us to confirm compliance with Regulation D and/or Section 4(2), including, without limitation, a representation letter evidencing such person's investment intent and a completed investor questionnaire demonstrating their investment sophistication.  The common stock we issued to BFT's shareholder in the Share Exchange may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.  Certificates representing these shares are imprinted with legend stating these restrictions and an appropriate notation to such effect has been made in our stock record.

On July 27, 2010, the effective date of a Settlement Agreement between BFT and Phil Wonderley, as more fully described under “Item 11. Executive Compensation – Employment Agreements,” the Company granted 500,000 shares of common stock to Mr. Wonderley pursuant to the exemption from the registration requirements of the Securities Act afforded by Section 4(2).  We valued the shares issued at a price of $0.05 per share. As of December 31, 2010, the shares are recorded in common stock payable.

Item 6.  Selected Financial Data.

Smaller reporting companies are not required to furnish the information required by Item 6.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2010 2009 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview and Plan of Operation

We are a development stage company that has not generated any revenues or conducted any substantive operations.  We have designed and propose ultimately to construct a biodiesel production plant having a stated nameplate capacity of 80 MGY.  Our plans are contingent upon the receipt of financing adequate to construct our plants.

Our goals are to:

•	produce consistently high quality fuels that satisfy the requirements of a wide range of customers;
•	achieve maximum yield to cost ratios – both with respect to capital investments and operating expenses;
•	maintain flexibility to balance production volumes to customer demand;
•	manage our business in a way that reflects our sensitivity to environmental sustainability.

We believe that our approach to biodiesel production and the proprietary equipment and processes we have developed will allow us to achieve these goals and be profitable immediately upon first biodiesel production.

We believe that our principal competitive advantage will derive from the price at which we can purchase feedstock from which to produce biodiesel.  Given the prevailing prices for soybean oil, the most common feedstock used by domestic biodiesel producers, we do not believe that they can produce or sell biodiesel at prices competitive with diesel fuel.  We believe that the viability of these producers has been made possible only by the application of the $1.00 per gallon biodiesel production credit.   We believe that the prices we expect to pay for PKO in combination with our other operating and production efficiencies will allow us to produce biodiesel at a price per gallon substantially less than other domestic biodiesel manufacturers.  Our production costs will allow us to sell biodiesel at prices competitive with the current market price for a gallon of diesel fuel, an operating efficiency that we believe currently cannot be matched by most other domestic biodiesel producer.  Though the price for our biodiesel will be competitive with the market price for diesel, we will be able to charge the premium in affect for biodiesel generally in effect.  In addition, our results of operations and profits will be enhanced by the $1.00 per gallon biodiesel production credit.

Our approach to biodiesel production and the proprietary equipment and processes we have developed will allow us to construct our plants more economically and more quickly than existing greenfield biodiesel plant designs of comparable capacity.  We could begin biodiesel production at a temporary facility capable of producing approximately 3.744 MGY of biodiesel within eight weeks after the receipt of funding.  We would increase the production capacity of the temporary facility gradually, as demand warrants, so that within one year, its finished capacity could be as high as 30 MGY.  We intend to reinvest our profits along with any third party investments to construct our 80 MGY plant.  We will be able to build our 80 MGY stated nameplate capacity plant for a total cost of approximately $20.5 million, or $0.2562 per gallon of nameplate capacity.  We believe that this plant could be producing approximately 42 MGY within twelve to fourteen months after we commence construction.  Our plans contemplate operating at maximum capacity approximately three years after we commence construction.  If demand warrants, we believe that we could reach maximum proposed capacity within approximately 32 months.

Our ability to effectuate our business plan and our future sales and operating results are, to some degree, predicated on the EPA’s approval of palm oil as a qualified pathway for producing renewable fuel under RFS2.  In the preamble to the RFS2 regulations, the EPA noted that it has the data needed for analysis but that it did not have sufficient time to complete the necessary lifecycle GHG impact assessment for the final rule.  The EPA noted that its analyses project that palm-oil will be used in meeting the RFS2 volume standard in the near-term; however, we cannot be certain that it will be approved as a qualified pathway for the production of biofuels.  The EPA indicated that it would complete its analysis in 2010; however, it has not completed its review, which remains in process.

We believe that the EPA’s delay in completing its analysis of palm oil has negatively impacted our financing efforts and ability to obtain the cash required to fund the construction of our temporary facility.

If palm oil/PKO is not approved as a pathway to produce RIN-generating biodiesel, we expect to continue to produce biodiesel using that feedstock and certify that the fuel is ASTM D – 6751 compliant, which would allow us to sell it in numerous other markets we have identified.  Depending upon the results of our operations under this revised business model, we may be required to scale back the speed at which we increase capacity of our temporary and permanent plants to correspond with demand for and actual revenues generated from the sale of our biodiesel in these other markets, which could prevent us from achieving our planned capacity and anticipated operating results.  Also, depending upon the extent of sales and our results of operations under such a revised business model, we may seek to identify other economical feedstocks, though we cannot assure investors that we will be able to purchase other feedstocks at the prices at which we can purchase PKO.

In view of the EPA’s delay in concluding its analysis of palm oil/PKO as a qualified pathway for producing biodiesel under RFS2 and the impact such delay has had on our ability to fund our operations,  we intend to construct a single reactor facility capable of producing approximately 624,000 gallons of biodiesel per year.  We will site the unit at existing laboratory space provided to us free of charge by our President.  Eventually, upon receipt of additional funding, we would relocate this reactor our temporary plant at the Port of Savannah.  We believe that in this time frame we could obtain all local permits required to sell fuel in Georgia and obtain ASTM – D 6751 certification for our biodiesel fuel, which would apply to the fuel we would produce at our temporary facility to be located at the Port of Savannah.  We also may utilize biomasses other than PKO to demonstrate the multi-feedstock capabilities of our production equipment.  We would seek to qualify our biodiesel for sale under state department of transportation regulations and sell it into numerous other markets in which there is a demand for ASTM D-6751 qualified biodiesel, which we describe under the heading “Our Biodiesel Production Facilities,” above.

Thereafter, as revenue generated from sales of fuel and third party funding permitted, we would relocate to the Port of Savannah and commence construction of our temporary facility.

We have allocated our financial and personnel resources over the last two years to the development of critical elements of our business to a stage that will allow us to execute our business plan upon the receipt of funding.  We have completed the internal design of our biodiesel production equipment and the general design of schematics of our temporary and permanent plants which will be incorporated into the master design to be prepared by the engineering firm we engage to construct our facilities.  We also have been negotiating to lease an unoccupied facility at which we will establish our temporary facility and to purchase undeveloped real property at which to erect our permanent plant.

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

The supply of biodiesel has declined over the last two years as a result of plant closings or reductions in output attributable to the recession, the expiration of the biodiesel producers’/blender’s credit during 2010 (which was renewed for 2011) and the imposition by the European Union of a tariff on biodiesel imported from the United States.  Demand followed supply, despite the imposition of RFS2 RVO’s that mandated that obligated parties blend renewable fuels into the national fuel supply

Because the industry is new, average national biodiesel prices have been difficult to track and pricing statistics and information has been sporadically released.  The EIA's Monthly Biodiesel Production Report for the period January 2009 through March 2009 (the last period for which such report is available) demonstrated that biodiesel typically sold at a premium to petroleum diesel during the covered period.  The average price of blends containing 98% or more biodiesel and sold net of the federal tax credit was $1.79 per gallon for the first 3 months of 2009.  The average diesel wholesale price during this period was $1.37 per gallon.

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

We have attempted to offset the effects of fluctuations in prices and availability by entering into forward contracts for our feedstock requirements.  We have received commitment letters from three PKO growers under which they have committed to supply us with and we are entitled to purchase from them feedstock in an amount in excess of our annual requirements (when we are operating at full capacity) at favorable prices when compared to current domestic feedstock prices.  The commitments extend for a period of one year from the date of the first shipment.  These commitments are not contracts to sell PKO to us and it is unlikely we would be able to compel the growers to sell PKO to us at previously quoted prices.  The price of biomass is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors in the countries where they are grown.  These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply.  The significance and relative effect of these factors on the price of vegetable oils is difficult to predict.  In addition, because we will purchase biomass from vendors located in Africa and the Far East, we will be subject to all of the risks of doing business in developing countries.  Our supply of feedstock from these sources could be delayed, interrupted or discontinued at any time as a result of political or social unrest, economic factors, including the imposition of tariffs or taxes, or natural conditions, such as weather, in these countries.  In addition, transit problems could delay or interrupt shipments and deliveries of the product.  If these sources fail to supply the agreed upon amount of feedstock under the terms of their commitment letters or any extensions thereof, we may have difficulty in sourcing vegetable oils on economical terms.  If we are required to purchase feedstock on short notice to satisfy our customers' requirements for biodiesel, we may have to do so on the spot markets at significantly higher prices.  All of the foregoing factors could have a negative impact on the cost of biomass, our cost of goods and reduce our competitive position.

The price of methanol is subject to significant volatility.  Between 2005 and June 2010, the price of methanol ranged from $.60 per gallon (March 2009) to $2.50 per gallon (in December 2009 and January 2010).  The price per gallon of methanol in June 2010 was $1.05.  (All prices provided by Methanex Corporation, the world's largest producer of methanol and related products.)  At the high extreme of the price ranges reported above, the additional cost to produce a gallon of biodiesel would be $0.06 more than at the lowest cost reported in the period.

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

Impact of the Biodiesel Producers' Tax Credit

Under the American Jobs Creation Act of 2004, producers and blenders of qualifying biodiesel receive a credit equal to $1.00 per gallon of biodiesel produced or blended which can be taken either as a credit against income taxes or as a direct payment from the government (a subsidy).  One of the motivating forces for the credit was the recognition that it traditionally costs more to produce biodiesel than diesel fuel.  Therefore, biodiesel would not be competitively priced against diesel fuel and would not achieve widespread commercial use or gain market share, thereby preventing it from fulfilling its role as an environmentally friendly substitute to and replacement for foreign diesel oil.  For nearly all producers, the high cost to produce biodiesel is a function of the high cost of feedstock.  For these producers, the biodiesel production credit represents the only way to turn a profit.

Congress had been extending the biodiesel producers' tax credit in annual increments since its introduction in 2004 but allowed it to expire at the end of 2009.  Because of the uncertainty of the continuation of the credit during the first nine months of this year, many biodiesel producers curtailed or discontinued production and laid-off employees.  In December 2010 the tax credit was renewed for 2011.  It is possible that the producers'/blenders' credit may not be renewed in the future on similar terms, if at all.  The elimination or reduction of tax incentives to the biodiesel industry, including the producer’s/blenders’ credit, would significantly increase the market price of biodiesel, could significantly reduce the market demand for biodiesel of those users or distributers not regulated by the mandate of RFS2 and materially impair our ability to profitably produce and sell biodiesel, if we are unable to maintain a below market price of petroleum diesel as planned.

The biodiesel producers'/blenders' tax credit had been available to all producers of biodiesel that qualify as a renewable fuel under applicable RFS.  Even though we expect to produce biodiesel at a cost less than the market price for diesel fuel, we will take full advantage of it.  We anticipate that the credit would significantly improve our profits.

Impact of RFS2

We expect that RFS2 will serve as the springboard for accelerated expansion of the biofuel industry.  RFS2 not only increases the total amount of biofuels required to be introduced into the nation's fuel supply but also provides a mechanism for implementing the EISA biomass-based diesel mandate.  We anticipate that these regulations will reverse the recent trends in the industry that have seen biodiesel plants curtail or discontinue production and serve as an incentive for the financial markets to make capital more readily available for biodiesel producers to launch new operations or expand existing ones.

Why We Can Succeed

We will be subject to all of the risks and uncertainties inherent in the development of a new business, including many factors that will be beyond our control.  However, we believe that we have addressed many of the challenges that face other biodiesel producers.  Set forth below are some of the factors intrinsic to our business plan and production equipment that we believe will allow us to achieve success in our industry:

•
The prices we expect to pay for feedstock (assuming palm oil is approved as a qualified pathway for the production go biodiesel) for at least the first year of our operation will render our biodiesel competitive with the market price for diesel fuel even before factoring in the biodiesel production credit, which should enable us to sell our entire output at a profit.

•	We can construct our production facilities less expensively and more quickly than greenfield biodiesel plants of comparable production capacity, which will accelerate the return on investment.
•	The yield to capital investment ratio in our production equipment exceeds that of traditional biodiesel plants of comparable production capacity.
•	We can manage capacity increases in short time periods at a cost within our internal capital budget to meet new customer demand.
•	The modular nature of our production systems provide us with the flexibility to balance production volume to customer demand
•
The flexibility and efficiency of our operating systems in that they: enable us to utilize multiple types of feedstock; produce biodiesel more efficiently than existing designs; use less energy, require less infrastructure and allow us to employ less labor than our competitors.

•
Our proposed plant location will affords numerous strategic advantages that will provide us with access to (i) a deepwater port to receive biomass and ship finished product; (ii) a well developed transportation infrastructure and (ii) a large concentration of potential customers.

•	Our just-in-time operating policy, both with respect to receipt of raw materials and fuel production, will allow us to reduce storage and carrying costs.
•
Our production systems are minimally invasive to the environment, in that they consume all raw materials during production or recapture and recycle them for reuse and produce no liquid or solid waste or harmful atmospheric emissions; which should facilitate and accelerate the environmental permitting process and maintain environmental compliance throughout operation.

We believe the net effect of these achievements will result in our ability to produce a consistently high quality product at a cost less than current biodiesel producers that will enable us to compete effectively in our industry.

Liquidity and Capital Resources

We are a new company with no material operating results to date.

At December 31, 2010, we had $143 in cash.

Since our inception, our management has paid operating expenses on behalf of the Company in the amount of $42,427 of which $7,305 has been repaid as of December 31, 2010 and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations.  In 2008, our wholly owned subsidiary, BFT, sold short term convertible promissory notes in the principal amount of $198,582, the entire amount of which was converted into the stock of BFT prior to the Share Exchange.

We will not generate any revenues unless and until we complete the construction of our biodiesel production facilities.  We will continue to incur operating costs in connection with the development of our business, including for travel expenses, professional fees and general and administrative expenses.  Our efforts to develop our business will be constrained until we obtain financing to construct our production facilities.

Capital Requirements and Plan of Operation

The development and construction of a biodiesel plant is capital intensive and we will require financing for the entire range of our proposed activities.  Moreover, we will be subject to all of the risks and uncertainties of a new business, including many of the factors described under “Item 1A. Risk Factors,” appearing elsewhere in this Annual Report.  Our success will be predicated on our ability to navigate and surmount these risks and will be determinative as to whether and when we commence generating revenue.

We can construct a biodiesel processing system, comprising three reactors and associated equipment, in-house at a cost of approximately $165,000 in two to three weeks.  Each system can produce approximately 1.872 million gallons of biodiesel per year at a cost of $0.17 per gallon of annual capacity (based solely on the cost of the equipment).  The nature of our technology is such that we can integrate new biodiesel processing systems easily with and into existing systems, allowing us to grow our plant progressively, as demand for our fuel warrants and our financial resources permit.

Initially, we had planned to raise approximately $750,000 to construct the first phase of our temporary plant, comprising three biodiesel processing systems.  We had planned to reinvest the net revenues generated from sales of biodiesel produced by these processing systems and any further investment in our Company to fund the progressive expansion of our temporary plant until we reached our projected capacity of 31.2 MGY.

In view of the EPA’s delay in concluding its analysis of palm oil/PKO as a qualified pathway for producing biodiesel under RFS2 and the impact such delay has had on our ability to fund our operations, we intend to construct a single reactor facility capable of producing approximately 624,000 gallons of biodiesel per year.  Accordingly, we are seeking to obtain financing in the amount of approximately $200,000 with which we would (i) purchase the equipment and parts required to construct a single reactor, (ii) purchase raw materials sufficient to produce approximately 10,000 gallons of biodiesel, (iii) obtain state license and ASTM D – 6751 qualification of our fuel, (iv) satisfy certain outstanding obligations, and (v) provide working capital until we are producing and selling a sufficient quantity of biofuel to support our operations (approximately 3 months).  We would utilize PKO as our feedstock and sell RINless biodiesel into markets in which there is a demand for ASTM D-6751 qualified biodiesel.  We would establish a skeletal operation requiring only our existing employees.  We believe that we could complete construction of this site within four weeks after receiving funding and that this site could become self sustaining and generate net revenues four weeks after commencing production.  We would relocate this reactor to the Port of Savannah at such time as we are prepared to proceed with the construction of our temporary plant.

We will continue to operate the single reactor system until we have the cash necessary to commence construction of the first phase our temporary facility to be sited at the Port of Savannah, comprising two biodiesel processing systems, either generated from revenues or received from financing activities.  We believe that our financing efforts would be more fruitful if the EPA were to approve palm oil as a qualified pathway for the production of renewable fuel under RFS.  We believe that we will require approximately $1.8 million to complete the development, construction and commissioning of the first phase of our temporary plant, as described under “Item 1. Business – Our Biodiesel Production Facilities,” and acquire raw materials to produce approximately 295,200 gallons of biodiesel, without giving effect to revenue we may generate from the sale of fuel that we may reinvest in the construction of the temporary plant..  Given our projected overhead and operating budget, we believe that a plant of this size could provide revenue sufficient to support the growth of our Company.

When our weekly backlog consistently averages 30,000 gallons of biodiesel per week, we will increase capacity at our temporary plant by adding a new production unit.  We believe that the profit to be derived from the sale of such quantity of biodiesel would both justify the increase in capacity and provide us with sufficient internally generated capital to allow us to fabricate an additional production unit.  We intend to follow this production model until we are operating sixteen processing units, at which time-our temporary plant will enjoy annual production capacity of 30,000,000 MGY.

We hope that by the time we commission our temporary plant, the EPA will have completed its modeling analysis of and approved palm oil as a compliant pathway for biofuel production.  In the event that the EPA has not qualified palm oil as a pathway for biofuel production upon completion of our temporary plant, our biodiesel will not generate RINs, which could be a disincentive to purchase our biofuel.  However, in view of anticipated plant economics, based principally on the competitive advantage that we will derive from the price we will pay for feedstock and the price at which we can produce and sell biodiesel, we believe that we will be able to produce and sell our biodiesel at a price less than the current price for diesel fuel and that we will be able to compete with diesel fuel on price alone.  We believe that these factors will allow us to sell our entire biodiesel output at a profit.  We believe that there are numerous markets in which there is a demand for ASTM D-6751 qualified biodiesel, such as fleet owners in the agricultural, marine and trucking industries, who are required to meet clean air regulations.

We will not commence development efforts with respect to the first phase of our permanent plant until we have available cash in the amount of $10,000,000, either generated from operations or made available through outside financing.  This sum will permit us to complete the design and engineering of the plant, complete the construction of the infrastructure, fabricate and install six production units, relocate our temporary plant, engage required personnel and obtain all operating permits and consents.  Assuming we receive no additional financing of any kind and that we sell 90% of our monthly biodiesel output at current market prices, we believe that we can accumulate sufficient retained earnings equal to $10 million within 24 months of commencing operations at our temporary facility.  This model would substantially extend the time to achieve full capacity at our permanent plant.  However, if management determines that accelerated expansion is desirable, we likely would seek to raise capital to supplement any available cash that we generate internally to complete the plant and achieve our maximum nameplate capacity more quickly.

We believe that we can complete the build-out of our permanent plant in twelve to fourteen months from groundbreaking.  The transition from our temporary location to the new facility will take approximately one to two months, during which time our temporary facility will continue uninterrupted biodiesel production.  We expect that we will have acquired many of the environmental and other permits required to operate our permanent plant in connection with the construction and operation of our temporary plant.  However, we will be required to register our permanent facility under RFS2 regulations, including providing the EPA with an independent engineer's report, before our biodiesel can generate RINs.  This process may take some time and may cause us to incur significant costs, particularly if we are required to modify elements of our plant to comport with the engineer's suggestions.  We believe that the total cost to commission the permanent plant at its initial capacity of 30.2 MGY will be approximately $13.5 million.  We expect that net profits from operations will be sufficient to fund any capital shortfall.

We will stage the introduction of each production unit at our permanent facility to correspond with demand for our product.  As we relocate to our permanent facility, we will be able to add capacity quickly and inexpensively by building new production systems as demand for our product warrants and our financial condition permits.  The staged, calculated expansion of our facility will allow us to maintain a close balance between production capacity and market demand for our product.  We believe that the total cost to achieve our proposed maximum capacity will be approximately $20 million.

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

Our future capital requirements will depend on many factors, including:

•	the approval of PKO as a qualified pathway under RFS2; the uninterrupted supply of feedstock at prices commensurate with the commitment letters we have received from PKO growers;
•	the level of cash flows from product sales;
•	the development and execution of an effective sales marketing plan;

•	our ability to secure transportation to deliver our finished product on acceptable terms;
•	the development of strategic relationships with distributors and other supply chain participants to attract potential customers;
•
the continued availability of the property at which we propose to construct our permanent plant on the terms at which we have discussed with the current owner, or if such property is not available the ability to identify and enter into an agreement to purchase other property that satisfies our operational and strategic requirements; the continuation of the biodiesel production credit, which will enhance our operating results and bottom line;

•	the costs to comply with RFS2 regulations;
•	the costs of maintaining and operating our plant; and
•	the ability to avoid costly and time consuming litigation.

Results of Operations

Years ended December 31, 2010 and 2009

Over the last two years, we have allocated our resources to the development of our business to a point that will allow us to implement our business plan upon the receipt of funding.  Our results of operations during the years ended December 31, 2010 and 2009 reflect our increasing activities toward that end.

During 2010, our operating, general and administrative expense decreased by $179,240 or 56% compared to 2009, from $322,687 to $143, 447.  The reduction in our expenses is primarily due to reductions in severance expense and supplies partially offset by an increase in legal and professional expenses.  During 2009 the Company had severance expenses of $209,666 the Company had no severance expense during 2010.

During 2009, we issued 1,170,000 shares of common stock to third parties for professional services rendered.  The aggregate fair market value of the shares on the date of grant was $58, 500 based upon the recent sales price of common stock of $0.05 per share. In addition, we owe 500,000 shares of common stock with the fair market value of $25,000 based upon the recent sales price of common stock of $0.05 per share to a former employee under the terms of a Settlement Agreement dated July 20, 2010.

Trends and Uncertainties Affecting the Biodiesel Industry and Our Future Operations

The biodiesel industry is relatively new and is evolving quickly.  There are a number of trends and uncertainties that may affect the industry that could negatively impact our operations.  We believe a number of the uncertainties discussed below have contributed to a decline in the industry over the last two years during which many biodiesel producers have discontinued operations or curtailed production.  The continuation of these trends and uncertainties could also affect our business directly or indirectly.  For example, if these uncertainties persisted, our ability to obtain financing to construct our plant may be impacted negatively.

Uncertainty Regarding Government Regulations

The production of and demand for biodiesel is driven, to a significant extent, by government regulations that provide tax and other incentives to producers and mandate its use.  Without these incentives and mandates, biodiesel production would not be economically viable for most producers.   There is considerable uncertainty regarding the status of the renewal of the biodiesel production tax credit.  The biodiesel production tax credit provides a $1.00 subsidy for every gallon of biodiesel produced.  The credit was a part of American Jobs Creation Act of 2004 and expired at the end of 2009.  The law has been renewed for 2011.  We cannot predict the impact on the industry of the uncertainty surrounding the status of the biodiesel producers' tax credit or the impact on the industry if Congress fails to renew it.  In addition, the RFS2 regulations are new and there may be a period of uncertainty in their enforcement or how the transportation fuels industry reacts to the implementation of all of the regulations complex requirements.

Impact of Overcapacity and Increased Competition

According to the NBB, as of June 2009, there were 173 biodiesel production facilities in operation in the U.S. with reported aggregate capacity of approximately 2.68 BGY and 29 facilities under construction or expansion with expected additional annual production capacity of approximately 427 MGY.  (The foregoing statistics cannot be currently verified given the recent spate of plant closures or curtailed production as a result of the expiration of the biodiesel production tax credit and the downturn in the economy.)   The NBB estimates that in 2008 U.S. biodiesel producers sold just over 600 million gallons of biodiesel, including approximately 300 million gallons in the U.S.  The EIA reports that as of March 2009, biodiesel producers were operating at approximately 15% of capacity.  We believe that industry expansion was driven in part by federal regulations that have not had the impact on the industry many anticipated.  This proposed expansion could harm our industry and business in many ways.  Feedstock prices could rise as competition for supply increases.  The continuing expansion of production in the industry would increase competition and place further downward pressure on biodiesel prices.  Moreover, increasing supply, competition and costs accompanied by decreased biodiesel prices could negatively impact financing available to the industry, including financing we require to construct our plant.  In addition, there seems to be a correlation between biodiesel production and the price of glycerin.  As biodiesel production increases, the price of glycerin decreases.  An increase in biodiesel production capacity could result in an oversupply of glycerin and lower prices, which would harm all biodiesel producers' results of operations.

Public Perception of the Environmental Impact of Biofuels

The biofuel industry has received strong public support on the basis of its ability to curb GHGs, promote energy security, create jobs and boost the economy.  However, a number of environmental concerns have arisen over the last several years that could change the public's perception and harm the industry.  The food for fuel debate wherein biofuel crops are being substituted for food crops, removing food from the local economies and increasing the price of basic foods, such as cooking oil, is gaining increased notoriety.  In addition, recent studies that demonstrate that the indirect land-use change impacts of biofuels, also known as ILUC, may negatively affect public perception of biofuels.  ILUC relates to the unintended consequence of releasing more carbon emissions as a result of land use changes around the world induced by the expansion of croplands for biofuel production in response to the increased global demand for biofuels.  In 2009, the EPA was required to analyze the lifecycle GHG emissions from the production of biofuels to determine whether feedstocks qualified as "biomass-based diesel" under the EISA.  Finally, studies have demonstrated that lifecycle emissions of nitrous oxide, which is more potent than carbon dioxide as a GHG and which is responsible for damaging the ozone and creating smog, exceed diesel fuel lifecycle emissions of nitrous oxide.  Negative public perceptions of biofuels could negatively impact the growth of our industry.

Impact of the Development of Alternative Fuels

The alternative fuels industry beyond biofuels is evolving rapidly.  New fuels could be developed at any time that supplant biodiesel as the fuel or technology favored by regulators and consumers.  The impact of the development of alternative fuels represents a significant uncertainty to our industry.

Uncertainty Regarding the Future of the Industry – Price vs. Cost

In view of the high cost of feedstock, many biodiesel producers can not manufacture biodiesel economically, i.e., at prices competitive with diesel fuel, with which biodiesel directly competes for market share.  For these producers, biodiesel production is viable only as a result of government tax credits and incentives.  Unless the cost to produce biodiesel ultimately corresponds, or a perception develops that in time it can correspond, with the market price for diesel fuel, the government may end production subsidies and incentives and purchase mandates because of the cumulative negative impact on the economy.  In such case, the industry and our business would suffer.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have certain fixed contractual obligations and commitments.  The table below summarizes our contractual obligations as of December 31, 2010 and for the future periods identified.  The development of our franchise program, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements.  We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Payment under settlement agreement (1)	$209,666	209,666		-	-
Other Current Liabilities	72,360	72,360		-	-
Total Contractual Cash Obligations	$282,026	282,026		-	-

(1) Represents the amount owed by BFT to a former employee pursuant to a Settlement Agreement that is payable upon the receipt of capital commitments totaling at least $2.5 million.

Quantitative and Qualitative Disclosures about Market Risk

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 filed with this Annual Report.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Consolidated Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Smaller reporting companies are not required to furnish the information required by Item 7.

Item 8.  Consolidated Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2010 and 2009	F-2

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period August 1, 2008 (inception) through December 31, 2010	F-3

Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period August 1, 2008 (inception) through December 31, 2010	F-4

Statements of Stockholders’ Deficit for the years ended December 31, 2010 and 2009 and for the period August 1, 2008 (inception) through December 31, 2010	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Alternate Energy Solutions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Alternate Energy Solutions, Inc. (a development stage company) as of December 31, 2010 and 2009,  and the related statements of operations, changes in shareholders' deficit, and cash flows for years then ended and for the period of August 1, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Solutions, Inc. as of December 31, 2010 and 2009, and the results of its operations, changes in shareholders' deficit and cash flows for the years then ended and for the period of August 1, 2008 (inception) through December 31, 2010 as described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas

April 8, 2011

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Balance Sheets

	December 31
	2010	2009
ASSETS
Current Assets

Cash and Cash Equivalents	$43	$107,883
Other Receivable	100	-
Total Current Assets	143	107,833

Equipment (net of accumulated depreciation of $1,408 and $1,786 for December 31, 2010 and 2009, respectively)	26,750	18,650

Total Assets	$26,893	$126,533

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities

Accounts Payable	$36,488	$-
Accounts Payable- Related Party	28,437	28,066
Accrued Interest	750	7,810
Accrued Settlement	209,666	209,666
Due to Shareholder	6,685	-
Convertible Notes	-	145,000
Convertible Notes- Related Party	-	53,582
Total Current Liabilities	282,026	444,124

Total Liabilities	282,026	444,124

Stockholders’ Equity (Deficit)

Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at December 31, 2010 and 2009, respectively)	-	-
Common stock ($0.0001 par value: 110,000,000 shares authorized; 15,397,134 and 14,170,000 shares issued and outstanding at December 31, 2010 and 2009, respectively)	1,540	1,417
Stock Payable	28,097	25,000
Additional Paid-in Capital	293,793	76,449
Deficit accumulated during development stage	(578,563)	(420,457)

Total Stockholders' Equity (Deficit)	(255,133)	(317,591)

Total Liabilities and Stockholders' Equity (Deficit)	$26,893	$126,533

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

	For the Year Ended
	December 31, 2010	December 31, 2009	August 1, 2008 (Inception) to December 31, 2010

Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expense

Depreciation Expense	5,681	1,663	7,467
Operating, general and administrative expense	143,447	322,687	554,309
Total operating expense	149,128	324,350	561,776

Interest Expense	8,978	7,094	16,787
Total expenses	158,106	331,444	578,563

Net loss	$(158,106)	$(331,444)	$(578,563)

Weighted number of common shares outstanding-basic and fully diluted	14,759,955	13,737,260
Loss per share basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow

	For the Year Ended		August 1, 2008 (Inception) to
	December 31		December 31,
	2010	2009	2010

Cash Flows from operating activities	$(158,106)	$(331,444)	$(578,563)
Net Income
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for compensation	-	25,000	25,000
Stock issued for services	5,000	58,500	63,500
Stock issued for debt	795	-	795
Effects of reverse merger	100	-	100
Depreciation expense	5,681	1,663	7,467
Donated rent	-	-	19,366

Changes in Operating Assets and Liabilities
Accounts Receivable	(100)	-	(100)
Accrued expenses	8,977	7,097	16,787
Accounts Payable-Related Party	371	(7,305)	28,437
Accounts payable and Accrued Expenses	36,488	202,101	246,154
Net Cash used in operations	(100,794)	(44,388)	(171,057)

Cash Flows from investing activities
Used For
Equipment	(13,781)	(14,123)	(34,217)
Net cash used in investing	(13,781)	(14,123)	(34,217)

Cash Flows from financing activities
Proceeds From
Sale of stock	50	-	50
Borrowing on debt	6,685	160,000	205,267
Net cash provided by financing	6,735	160,000	205,317

Net increase (decrease) in cash	$(107,840)	$101,489	$43

Cash Balance at Beg of Period	$107,883	$6,394	$-
Cash Balance at End of Period	$43	$107,883	$43

Supplemental Cash Flow Information:
Stock issued for Interest	$16,787	$-	$16,787
Stock issued for Debt	$198,582	$-	$198,582
Cash Paid for Interest	$-	$-	$-

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional			Accumulated
	Common Stock		Paid-in	Stock	Earnings/	Stockholders'
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
Balance August 1, 2008		-	-		-	$-
Founders shares	13,000,000	1,300	(1,300)			-
Donated rent			19,366			19,366
Net Loss					(89,013)	(89,013)
Balance December 31, 2008	13,000,000	1,300	18,066	-	(89,013)	(69,647)

Stock Payable				25,000		25,000
Stock issued for services	1,170,000	117	58,383			58,500
Net Loss					(331,444)	(331,444)
Balance December 31, 2009	14,170,000	1,417	76,449	25,000	(420,457)	(317,591)

Stock issued for cash	1,000	-	50			50
Stock issued for debt conversion	426,134	43	213,023	3,097		216,163
Stock issued for services	100,000	10	4,990			5,000
Effect of reverse merger	700,000	70	(719)			(649)
Net Loss					(158,106)	(158,106)
Balance September 30, 2010	15,397,134	$1,540	$293,793	$28,097	$(578,563)	(255,133)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Nature of the Business

Nature of the Business – The Forsythe Group Two, Inc. was organized under the laws of the State of Nevada on October 12, 2007.

On June 16, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with Alternate Energy Solutions, Inc., or BFT, a Georgia corporation, and its shareholders pursuant to which we acquired 100% of the outstanding capital stock of BFT in exchange for 14,697,134 shares of our common stock (the "Share Exchange Agreement").  We included a copy of the Share Exchange Agreement as Exhibit 99.1 to a Current Report on Form 8-K that we filed with the SEC on June 18, 2010.  The Share Exchange Agreement was subject to numerous conditions, all of which were satisfied or waived by the respective parties and the Share Exchange Agreement closed on July 27, 2010.

On July 27, 2010, our Board of Directors and sole stockholder separately adopted and approved by written consent resolutions approving and authorizing an amendment of our Articles of Incorporation to change our name to "Alternate Energy Solutions, Inc." ("we," "us," or the "Company") to more accurately reflect our new business operations.

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

Our plan of operation contemplates that we will construct a temporary facility at a leased site that will have a production capacity of 11.2 MGY upon full build-out.  At such time as our financial resources permit and demand for our biodiesel warrants, we will construct a permanent facility near the proposed site of our temporary facility to which we will relocate our operations.

The current location of operation is a residential office provided by the Founder, at no cost to the Company, located at 1061 Highway 92 N, Fayetteville, Georgia. We plan on locating the permanent facility in Savannah, Georgia.  The Corporate Headquarters, Bio-Diesel Refinery, and a Design/Fabrication Facility, in which we will build our propriety designed Reactor System and interior material storage, will be located at this facility. The facility will be owned by the Company and will allow for progressive growth and expansion.  After phase development of our first plant has been completed, we believe we will have the capacity to produce approximately 80 million gallons of finished fuel per year.

As of December 31, 2010, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred a net loss of $158,106 and $331,444 for the years ended December 31, 2010 and 2009, respectively. The Company has a deficit accumulated during development stage of $578,563.  The Company's liabilities exceed its assets by $255,133 as of December 31, 2010.   The Company has not generated revenues to date.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances at December 31, 2010 and 2009 are insured.  At December 31, 2010 and 2009 there were no cash equivalents.

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

Allowance for Doubtful Accounts - There is no current Allowance for Doubtful Accounts.  Once we become operational and recording revenue we will evaluate our uncollectible receivables and record an Allowance for Doubtful Accounts as required.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis at December 31, 2010 and 2009:

Total
Gain/
Description	Level 1	Level 2	Level 3	(Loss)
Cash and Cash Equivalents	$-	$-	$-
Due to Shareholder	$-	$-	$-
Convertible Note	$-	$-	$-

Stock Based Compensation - The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The Company has not issued any options or warrants to date.  All transactions in which goods or services are the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

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

New Accounting Pronouncements – In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs. In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity.  These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

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

Property plant and equipment consists of:

	December 31
	2010	2009

Machinery	$28,158	$20,436
Accumulated Depreciation	1,408	1,786
Net Book Value	$26,750	$18,650

During 2008 the Company began construction of a mobile bio-fuel reactor to use for promotion and advertising purposes.  Due to the extended nature of the construction project the Company depreciated the construction project using a five year straight line method.  The construction project was completed during October 2010 and the mobile bio-fuel reactor was placed into depreciable machinery and equipment at its net book value of $28,158 and was depreciated using the straight line method over its useful life of five years.  The Company had machinery on hand, net of accumulated depreciation, in the amount $26,750 and $18,650 at December 2010 and 2009, respectively.  Depreciation expense totaled $5,681 and $1,663 for the years ended December 31, 2010 and 2009, respectively.

Note 5 – Accounts Payable- Related Party

As of December 31, 2009 an officer of the Company paid $35,371 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,066. During 2010, the same officer paid for additional expenses of the Company $371 for working capital purpose resulting in a balance of $28,437. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

Note 6– Accrued Settlement

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer.  The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock.  On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of December 31, 2009, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock was valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at December 31, 2010 and December 31, 2009.

The Company terminated a former employee on September 1, 2009 for cause for failing to comply with Company policies and multiple breaches of the Company's code of ethics.  The Company has made an offer of settlement to the former employee in connection with his termination for cause under the terms of his employment agreement dated October 8, 2008.  Under the employment agreement, the former employee is entitled to receive a base salary of $175,000 per year and incentives based on a certain percentage of the Company's adjusted net profits as defined in the employment agreement beginning in the first quarter in which the Company has revenue.  Also, under the employment agreement, the Company agreed to issue to the former employee a number of shares of the Company’s common stock.

Note 7 – Convertible Notes Payable

Notes payable and long-term debt consists of:

	Interest	December 31
	Rate	2010	2009

Convertible long term note	10%	$-	$198,582
Current maturity of long term debt	10%	-	(198,582)
Amount due after on year	10%	$-	$-

The Company did not issue any convertible promissory noted during 2010. During 2009 and 2008, the Company issued convertible promissory notes maturing 364 days from date of issuance, bearing interest at the rate of 10% per annum, and convertible by the investor at the rate of $0.50 per share of common stock.  The Company evaluated the notes and noted no beneficial conversion feature as defined by current accounting guidance.   The convertible promissory notes contain reset provisions to the conversion price if the Company issues equity at a price less than the conversion price of $0.50 as set forth in such notes. This ratchet provision results in a derivative liability, however, the Company obtained a waiver from each note holder in which the holder elected to relinquish his rights to the reset provision. Thus, as of December 31, 2010 and 2009, there is no derivative liability.  Of the total convertible debt outstanding as of December 31, 2009, $53,582 was related party.

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

The Company has recorded interest expense of $8,978 and $7,094 for the years ended December 31, 2010 and 2009, respectively.

Note 8 – Due to Shareholder

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company imputed interest however as the amount is immaterial to the financial statements no accrual was made as of December 31, 2010.

Note 9 - Related Party Transactions

On May 15, 2009 the Company issued 1,170,000 shares of common stock to two related parties for professional services rendered.  The aggregate fair market value of the shares on the date of grant was $58,500 based upon the fair value of services provided of $0.05 per share.

During 2009, the Company had $53,582 in convertible promissory notes, bearing interest at the rate of 10% per annum, and convertible by the investor at the rate of $0.50 per share of common stock.  On June 14, 2010, the convertible promissory note was converted into the Company’s common stock.

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of the period ended, the $200,000 cash payment is included in Accrued Settlement in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock was valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at December 31, 2010 and December 31, 2009.

Note 10 – Stockholders’ Equity

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

On May 12, 2010, the Company sold 1,000 shares of its common stock to a third party for $0.05 per share

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

On June 16, 2010, we entered into a share exchange agreement, or the Share Exchange Agreement, with Alternate Energy Solutions, Inc., or BFT, a Georgia corporation, and its shareholders pursuant to which we acquired 100% of the outstanding capital stock of BFT in exchange for 14,697,134 shares of our common stock (the "Share Exchange Agreement"). The Share Exchange Agreement was subject to numerous conditions, all of which were satisfied or waived by the respective parties and the Share Exchange Agreement closed on July 27, 2010. BFT became our wholly-owned subsidiary and we assumed the business and operations of BFT; which, after giving effect to the cancellation of 300,000 shares of common stock by Quality Investment Services, LLC, the sole stockholder, 15,397,134 shares of our common stock were outstanding.  This transaction was accounted for as a reverse merger in accordance with current accounting guidance.

The Company issued 500,000 shares of common stock to a former employee under the terms of a Settlement Agreement dated July 20, 2010. The fair market value on the date of grant was $25,000 based upon the recent sales price of common stock of $0.05 per share. The amount was recorded in stock payable as of December 31, 2009.

On May 15, 2009 the Company issued 1,170,000 shares of common stock to two related parties for professional services rendered.  The aggregate value of the shares on the date of grant was $58,500 based upon the fair value of services provided of $0.05 per share of common stock.

Note 11 – Income Taxes

During 2010 and 2009, the Company incurred net losses and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $86,300 and $42,500 for the years ended December 31, 2010 and 2009 respectively, and will expire beginning in the year 2028.

At December 31, 2010, the net deferred tax asset consisted of the following:

Net Operating Loss	$(86,369)
Less: Valuation allowance	86,369
Net Deferred tax asset	$-

Note 12 - Subsequent Events

On January 10, 2011 the Company issued 150,000 shares of common stock to three related parties for professional services rendered.  The aggregate value of the shares on the date of grant was $7,500 based upon the most recent sale price of $0.05 per share of common stock.

During 2011, an officer of the Company loaned the Company $16,007 for working capital purposes.  The loans are interest free and are subject to imputed interest.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this Annual Report, management performed, with the participation of our Principal Executive Officer, who is our Principal Financial Officer, and who we refer to in this Annual Report as our PEO, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our PEO, to allow timely decisions regarding required disclosures.  Based upon that evaluation, our PEO concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this Annual Report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of December 31, 2010, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.
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

3.
We did not maintain effective controls over financial reporting.  Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2010.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

We initially discovered and reported the above described material weaknesses in our ICFR in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2010..

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Corrective Actions

Since we first discovered the material weaknesses in our ICFR and disclosure controls and procedures, we have retained Samuel Veasey as a third party consultant to assist in the preparation and analysis of our interim and financial reporting to ensure compliance with generally accepted accounting principles.  Mr. Veasey had been employed by Ligget Group, Inc., a public company, for 33 years where he was responsible for all financial activities, including accounting, budgeting, internal control to protect the assets of the company, debt compliance, internal management reporting and external reporting including to banks and with the SEC, cash management, as well as human resources and information systems.

The Company will work with Mr. Veasey to explore and consider the options available to us to remediate the material weaknesses in our internal control over financial reporting and the ineffectiveness of our ICFR and disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Title
Kenneth Rakestraw	58	President and Director
Mark Harris	51	Chief Operating Officer and Director

The Company's directors are elected to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified.  The Company's officers serve at the pleasure of the board of directors.

Set forth below is biographical information concerning our directors and executive officers for at least the past five years.  All of the following persons who are executive officers are also full-time employees.

Kenneth Rakestraw has been a director and our President since July 27, 2010.  In 2008, Mr. Rakestraw founded BFT and has served as its President, Chief Executive Officer and Chief Financial Officer since its inception.  In 2004, Mr. Rakestraw began conducting research and development with respect to biodiesel formulation and production, during which time he laid the groundwork for the Company's proprietary fuel processing system and automated control processing system and made progressive modifications to achieve commercial viability and consistent quality controls.  Since the organization of BFT, he has developed the Company's business and financial model, negotiated long-term supply agreements, engaged in negotiations with municipalities with respect to the proposed plant site, gained proficiency with industry and regulatory practices and evaluated funding opportunities.  From 1968 through 2009, Mr. Rakestraw engaged in all manner of practical applications of critical aspects of the technologies and equipment that will serve as the foundation of our business.  During that time, he completed fourteen certificated technical training programs in a wide array of fields including automation control programming and system development (process logic control development and machine programming), hydraulic design and manufacturing (fluid management, pressure control and applied force calculations), and technical process and procedure analysis, among others.  From 1974 through 1998, he was employed in Delta Airlines' technical operations division where he began his career in jet engine repair and ascended through program development and system design and ultimately was a technical operations product line liaison to the corporate finance department where he participated in budgetary development planning, training and product line operating budget planning and overall co-management of the budget.  During his tenure at Delta, he had leadership responsibilities for human resources, accounting, sales, customer service, and manufacturing personnel.   He has been responsible for team and leadership training and development of groups from 10 – 150 employees.  He has served as a company representative for Delta, participating in partnership programs with associate companies for the purpose of leadership development, skill enhancement, quality improvement and technology advancement.  In 1995, Mr. Rakestraw founded M&R Industries, Inc., a heavy industrial manufacturing company that provided aviation support repair, manufacturing and general fabrication services.  While at M&R, he developed new product lines and completed a phased site and facility construction.  Mr. Rakestraw closed M&R in 2009 to focus on the development of BFT.  As the founder of BFT and the developer of the Company’s technology and business plan, we believe that Mr. Rakestraw is highly qualified to serve as a director of the Company.

Mark Harris has been our Chief Operations Officer since July 27, 2010.  He will join our Board of Directors upon the expiration of ten days following the mailing to our stockholders of a Schedule 14F-1 as filed with the Securities Exchange Commission to report the change in the majority of directors.  He joined BFT as the Chief Operating Officer and as a director shortly after its founding in 2008.  Mr. Harris brings considerable experience to our Company, most notably in connection with facility commissioning, permitting, equipment installation and occupancy, safety, and environmental compliance.  In addition to discharging his duties at BFT, during 2008 and 2009 he has operated On The Mark Consulting where he focused on providing sales and marketing process assistance to start-up companies.  From 2002 through 2008, he was a general manager for Packaging Corporation of America a corrugated box manufacturing plant, where he was responsible for profit and loss, sales, manufacturing, accounting, human resources, customer service and quality.  From 1998 through 2002, Mr. Harris was a general manager, plant manager, superintendant, and quality process manager at Gaylord Container Corporation where, in addition to being responsible for profit and loss, sales, manufacturing, accounting, human resources, customer service and quality, he was responsible for starting-up a new “green field” plant and a moving an existing business to a new facility.  From 1981 through 1989 he serves in the United States Army, ultimately as a Captain in the Infantry and as the Operations Officer and Public Affairs Assistant Operations Officer for the 3rd Ranger Battalion.  He was responsible for the planning and execution of training groups ranging in size up to the entire battalion (over 600 soldiers).  Over the course of his military and professional career, Mr. Harris has developed experience formulating, resourcing, and executing training and certification at every level of the organizations at which he was employed.  In view of Mr. Harris’s background and experience and the skills he brings to the Company in connection with establishing new facilities, we believe that Mr. Harris is qualified to serve as a director of the Company.

Corporate Governance

Director Independence

The Company will be governed by a Board of Directors consisting of two persons, neither of whom will be "independent," as defined by the rules of the Nasdaq Stock Market, for any purposes, because they are also our sole officers.

Board Meetings and Annual Meeting

During fiscal year ended December 31, 2010, our Board of Directors did not meet.  We did not hold an annual meeting in 2010.  In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended December 31, 2010 by the unanimous written consent of its members, as permitted by and in conformity with the corporate laws of the State of Nevada.

Audit Committee

The Company does not have and is not required to have a separately-designated standing audit committee.  The Board performs the required functions of an audit committee, as permitted under applicable laws.  The Board selects our principal independent accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors engaged by the Board.

Our management will consider adopting an audit committee charter and forming an audit committee as our business grows and circumstances warrant.

Audit Committee Financial Expert

Neither of the members of our board of directors qualifies as an "audit committee financial expert," as such term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Corporate Governance and Nominating Committee

The Company does not currently have and is not required to have either a corporate governance or nominating committee.  The Board performs the required functions of a corporate governance and nominating committee, as permitted under applicable laws.  Our management believes that it is premature to establish a nominating committee given our early stage of development.  Our management will consider adopting corporate governance and nominating committee charters and forming a corporate governance and nominating committee as circumstances warrant.

Compensation Committee

The Company does not currently have and is not required to have a compensation committee.  The Board performs the required functions of a compensation committee, as permitted under applicable laws.  Our management believes that it is premature to establish a compensation committee given our early stage of development.  Our management will consider adopting a compensation committee charter and forming a compensation committee as circumstances warrant

Code of Ethics

The Company does not currently have a Code of Ethics applicable to its executive officers; however the Board plans to adopt a Code of Ethics in the near future.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time.  As a result, no policy exists requiring the combination or separation of leadership roles and our governing documents do not mandate a particular structure.  This has allowed our Board of Directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, our Chief Executive Officer is also our Chairman.  The Board of Directors believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for the Company.  In making this determination, the Board of Directors considered, among other matters, Mr. Kenneth Rakestraw's experience and tenure of having been the founder and developer of the technology of BFT, and deemed that his experience, knowledge, and personality allowed him to serve ably as both Chairman and Chief Executive Officer.  Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board of Directors is that such structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plan.

Our Board of Directors is responsible for overseeing the overall risk management process at the Company. Risk management is considered a strategic activity within the Company and responsibility for managing risk rests with executive management while the Board of Directors participates in the oversight of the process.  The oversight responsibility of our Board of Directors is enabled by management reporting processes that are designed to provide visibility to the Board of Directors about the identification, assessment, and management of critical risks.  These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks.

Stockholder and Interested Party Communications

Our Board of Directors does not currently provide a process for stockholders or other interested parties to send communications to our Board of Directors because our management believes that until this point it has been premature to develop such processes given the limited stockholder base.  However, our new management may establish a process for stockholder and interested party communications in the future.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Item 11.  Executive Compensation

Compensation of Officers

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2010 or accrued within the current fiscal year as to the principal executive officer, principal financial officer, and each person whose total annual salary and bonus exceeded $100,000 at the end of the last fiscal year (the “Named Executive Officers”):

The following table shows information concerning all compensation paid for services to the Company in all capacities during the last two fiscal years ended as to the principal executive officer, principal financial officer, and each person whose total annual salary and bonus exceeded $100,000 at the end of the last fiscal year (the “Named Executive Officers”):

Summary Compensation Table
Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($)

Kenneth Rakestraw,	2010	$-0-	-	-	-	-	-	$-0-		$-0-
President and	2009	$-0-	-	-	-	-	-	$-0-		$-0-
Director
Phil Wonderley,	2010	$-0-	-	-	-	-	-	-		-
Chief Operating	2009	$-0-	-	-	-	-		$210,000	(1)	$210,000	(1)
Officer and Director								-

(1) Represents the amount paid pursuant to a Settlement Agreement between BFT and the named executive dated July 20, 2010, including $185,000 in cash and the issuance of 500,000 shares of common stock valued at a price of $25,000, or $0.05 per share, as more fully described below under the heading "– Employment Agreements."  Does not include $15,000 paid by BFT for equipment contributed by the named executive to BFT.

Employment Agreements

Neither the Company nor BFT is currently a party to any employment agreement.

BFT had been party to an Employment Agreement with Phil Wonderly to serve as its chief executive officer dated October 1, 2008 (the "Employment Agreement").   BFT terminated the Employment Agreement on September 1, 2009 for cause.  On July 19, 2010, BFT entered into a Settlement Agreement with Mr. Wonderley under which the corporation agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to BFT) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to him 500,000 shares of common stock.  As required by Georgia law, we granted Mr. Wonderley seven days in which to revoke the Settlement Agreement.  Mr. Wonderley did not exercise his revocation right and the agreement became effective as of July 27, 2010.

Under the Employment Agreement, the former employee would have been entitled to receive a base salary of $175,000 per year during the five year term.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  BFT agreed to issue to Mr. Wonderly a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to antidilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the original agreement, plus a bonus and to receive an indeterminate number of shares of common stock.  On July 19, 2010, the parties reached a settlement with respect to the termination compensation payable to the former employee, as described above.

Outstanding Equity Awards at Fiscal Year End

No executive officer of the Company or BFT received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.  There are no equity awards outstanding as of the date hereof.

Compensation of Directors

No member of the board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2010.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants.  The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 8, 2011 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 10% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

The information concerning security holders is based upon information furnished to the Company by such security holder.  All of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

The applicable percentage of ownership is based on 15,547,134 shares outstanding as of April 8, 2011.  As of said date, there were no outstanding options, warrants or other rights or obligations convertible into or exchangeable for or which entitled any person to purchase or obligated us to issue any shares of our common stock.

Unless otherwise noted, the address for each person named in the table is c/o the Company.

Holder	Number of Shares Beneficially Owned	Percent of Class
Kenneth Rakestraw	10,400,000	66.89%
Mark Harris	2,600,000	16.72%
All directors and officers and as a group (2 persons)	13,000,000	83.61%

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Since our inception, our President, Ken Rakestraw, has paid operating expenses on behalf of the Company in the amount of $42,427 of which $7,305 was repaid as of March 31, 2010 and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations.  The borrowings are not evidenced by any instrument and are repayable at such time as the Company has cash flow from operations sufficient to support repayment.

During 2009, certain persons related to members of our management made loans to the Company evidenced by short term convertible promissory notes in the principal amount of $53,000, the entire amount of which was converted into the stock of BFT prior to the Share Exchange.  The loans were made at different times, all accrued interest at the rate of 10% per year and were repaid as of the date of the Share Exchange Agreement, at which time they were converted into shares of BFT common stock and thereafter exchanged for shares of the Company’s common stock.  The table below identifies each lender who has relationship with an affiliate of the Company as defined under applicable SEC regulations, the nature of such relationship, the dollar amount of the loan and the amount of interest paid:

Name of Lender	Principal Amount of Loan	Amount of Interest Paid	Relationship to Company
Helen Marchman	$18,000	$1,612	Mother-in-Law of Kenneth Rakestraw
Kenneth Marchman	$10,000	$896	Brother-in-Law of Kenneth Rakestraw
James R Rakestraw	$10,000	$896	Brother of Kenneth Rakestraw
Mackenzie L. Harris	$5,000	$274	Daughter of Mark Harris
Kimberly H. Ross	$5,000	$274	Sister of Mark Harris
Marry H. Smith	$5,000	$427	Mother-in-Law of Mark Harris

BFT had been party to an Employment Agreement with Phil Wonderly to serve as its chief executive officer dated October 1, 2008 (the "Employment Agreement").   BFT terminated the Employment Agreement on September 1, 2009 for cause.  On July 19, 2010, BFT entered into a Settlement Agreement with Mr. Wonderley under which the corporation agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to BFT) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to him 500,000 shares of common stock.

Prior to the closing of the Share Exchange, our sole stockholder, Quality Investment Services, LLC, or QIS, loaned money to the Company to funds operations.  As noted above under Item 1.01, as a condition to the obligations of BFT's shareholder under the Share Exchange Agreement, QIS entered into a Contribution and Cancellation Agreement, or Cancellation Agreement, with the Company whereby it (i) cancelled and forgave all amounts due under a series of Non-Negotiable Demand Promissory Note executed by the Company in favor of QIS which accrued interest at the rate of 8% per year and (ii) surrendered for cancellation 300,000 shares of common stock that it owned.  The cancellation of the notes and the shares was effective as of the closing date of the Share Exchange.  As of the closing of the Share Exchange, we owed QIS an aggregate of $64,090 under the notes, comprising $55,684 in principal and $8,406 in accrued interest.

Item 14.  Principal Accountant Fees and Services

AUDIT FEES. The aggregate fees billed for professional services rendered by M&K, CPAS, PLLC for the audits of the Company's annual financial statements for the fiscal years ended on December 31, 2010 and 2009 were $13,500 and $17,000, respectively.

AUDIT-RELATED FEES.  We did not pay any audit related fees paid to our accountants for either of the past two fiscal years.

TAX FEES.  We did not pay any tax fees to our accountant for either of the past two fiscal years.

ALL OTHER FEES. We did not pay any fees for services rendered for the past two fiscal years to our accountants, other than the audit services fee referenced above.

PRE-APPROVAL POLICY. The Company has not established an audit committee nor adopted an audit committee charter.  Rather, it is the responsibility of the entire board of directors to serve the functions of an audit committee and to pre-approve all audit and permitted non-audit services to be performed by the independent auditors, such approval to take place in advance of such services when required by law, regulation, or rule, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the board prior to completion of the audit.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements

The following are included in Item 8:

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of December 31, 2010 and 2009	F-2
Statements of Operations for the years ended December 31, 2010 and 2009 and for the period August 1, 2008 (inception) through December 31, 2010	F-3
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period August 1, 2008 (inception) through December 31, 2010.	F-4
Statements of Stockholders’ Deficit for the years ended December 31, 2010 and 2009 and for the period August 1, 2008 (inception) through December 31, 2010	F-5
Notes to Financial Statements	F-6

(b)  Exhibits

Exhibit No.	Description	Location Reference
2.1*	Share Exchange Agreement dated June 16, 2010 among The Forsythe Group Two, Inc., Quality Investment Services, LLC (the sole stockholder of the registrant), BioFuel Technologies, Inc. and all of the shareholders of BioFuel Technologies, Inc. * #	2
3.1	Articles of Incorporation	1
3.2	Bylaws	1
3.3(a)	Certificate of Amendment to Articles of Incorporation to change the corporate name to Alternate Energy Solutions, Inc.	3
3.4	Articles of Incorporation of BioFuel Technologies, Inc., as amended, a Georgia corporation. ^	3
3.4	Bylaws of BioFuel Technologies, Inc., a Georgia corporation.
4.1	Registration Rights Agreement dated July 27, 2010 among the registrant and certain recipients of the common stock received pursuant to the Share Exchange Agreement filed as Exhibit 2.1 hereto and the holder of the registrant's common stock immediately prior to the closing of the Share Exchange Agreement.	3
4.2	Form of Lock Up/Leak Out Agreement executed in favor of the Company by each of Quality Investment Services, LLC, Kenneth Rakestraw, Mark Harris, Haber LLC and Themis LLC.	3
10.1	Form of demand promissory note executed by the registrant in favor of Quality Investment Services, LLC.	1
10.2	Contribution and Cancellation Agreement dated June 16, 2010, between the registrant and Quality Investment Services, LLC	3
10.3	Settlement Agreement dated July 20, 2010 between BioFuel Technologies, Inc. and Phil Wonderly.	3
10.4	Description of terms of undocumented loan by Kenneth Rakestraw to BioFuel Technologies, Inc.	3

1.	Incorporated by reference to the registrant's registration statement on Form 10 as filed with the SEC on February 21, 2008.
2.	Incorporated by reference to the registrant's Current Report on Form 8-K as filed with the SEC on June 18, 2010.
3.	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on July 27, 2010.
4.	Incorporated by reference to the registrant’s Current Report on Form 8-K as filed with the SEC on October 28, 2010.
*
The registrant has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and shall furnish supplementally to the Securities and Exchange Commission (the “SEC”), copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ALTERNATIVE ENERGY SOLUTIONS, INC.

Date: April 11, 2011	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Kenneth Rakestraw	President, Chief Executive Officer, Principal Executive
Kenneth Rakestraw	Officer, Chief Accounting Officer, Principal	April 11, 2011
Accounting Officer and Director

/s/ Mark Harris	Secretary and Director	April 11, 2011
Mark Harris