Form 10-Q
period 2011-03-31
Alternate Energy Solutions, Inc.
filed 2011-05-16
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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
☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At May 12, 2011, there were 15,547,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Balance Sheets

	March 31	December 31
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$43
Other Receivable	100	100
Total Current Assets	100	143

Equipment (net of accumulated depreciation of $2,816 and $1,408 for March 31, 2011 and December 31, 2010 respectively)	25,342	26,750

Total Assets	$25,442	$26,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Bank Overdraft	$278	$-
Accounts Payable	36,488	36,488
Accounts Payable- Related Party	44,444	28,437
Accrued Interest	750	750
Accrued Settlement	209,666	209,666
Due to Shareholder	6,685	6,685
Total Current Liabilities	298,311	282,026

Total Liabilities	298,311	282,026

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at March 31, 2011 and December 31, 2010)
Common stock ($0.0001 par value: 110,000,000 shares authorized; 15,547,134 and 15,397,134 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	1,555	1,540
Stock Payable	28,097	28,097
Additional Paid-in Capital	301,278	293,793
Deficit accumulated during development stage	(603,799)	(578,563)

Total Stockholders' Equity (Deficit)	(272,869)	(255,133)

Total Liabilities and Stockholders' Equity (Deficit)	$25,442	$26,893

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	August 1, 2008
	Ended	Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011

Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expense
Depreciation Expense	1,408	1,121	8,875
Operating, general and administrative expense	23,828	34,007	578,137
Total operating expense	25,236	35,128	587,012

Interest Expense	-	4,897	16,787
Loss before provision for income taxes	25,236	40,025	603,799

Provision for income taxes	-	-	-
Total expenses	25,236	40,025	603,799

Net loss	$(25,236)	$(40,025)	$(603,799)

Weighted number of common shares outstanding-basic and fully diluted	15,530,467	14,170,000
Loss per share basic and fully diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flow (Unaudited)
(Unaudited)

	Three Months	Three Months	August 1, 2008
	Ended	Ended	(Inception) to
	March 31, 2011	March 31, 2010	March 31, 2011
Cash Flows from operating activities
Net Income	$(25,236)	$(40,025)	$(603,799)
Adjustment to reconcile net income to net cash provided by operating activities
Stock issued for compensation	-	-	25,000
Stock issued for services	7,500	-	71,000
Stock issued for debt	-	-	795
Effects of reverse merger	-	-	100
Depreciation expense	1,408	1,121	8,875
Donated rent	-	-	19,366
Changes in Operating Assets and Liabilities
Other receivable	-	-	(100)
Accrued expenses	-	4,897	16,787
Due to shareholder	6,007	-	44,444
Bank overdraft	278	-	278
Accounts payable	-	6,584	246,154
Net cash used for operations	(43)	(27,423)	(171,100)

Cash Flows from investing activities
Used For
Equipment	-	(8,637)	(34,217)
Net cash used for investing	-	(8,637)	(34,217)

Cash Flows from financing activities
Proceeds From
Sale of stock	-	-	50
Borrowing on debt	-	-	205,267
Net cash provided by financing	-	-	205,317

Net increase (decrease) in cash	$(43)	$(36,060)	$-

Cash Balance at Beg of Period	$43	$107,883	$-
Cash Balance at End of Period	$-	$71,823	$-

Supplemental Cash Flow Information:
Stock Issued for Debt	$-	$-	$198,582
Cash Paid for Interest	$-	$-	$16,787
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			Additional			Accumulated
	Common Stock		Paid-in	Stock	Earnings/	Stockholders'
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
	-	$-	$-	$-	$-	$-
Founders shares	13,000,000	1,300	(1,300)			-
Donated rent			19,366			19,366
Net Loss					(89,013)	(89,013)
	13,000,000	1,300	18,066	-	(89,013)	(69,647)

Stock Payable				25,000		25,000
Stock issued for services	1,170,000	117	58,383			58,500
Net Loss					(331,444)	(331,444)
	14,170,000	1,417	76,449	5,000	(420,457)	(317,591)

Stock issued for cash	1,000	-	50			50
Stock issued for debt conversion	426,134	43	213,023	3,097		216,163
Stock issued for services	100,000	10	4,990			5,000
Effect of reverse merger	700,000	70	(719)			(649)
Net Loss					158,106)	(158,106)
	15,397,134	1,540	293,793	28,097	(578,563)	(255,133)

Stock issued for services	150,000	15	7,485			7,500
Net Loss					(25,236)	(25,236)
	15,547,134	$1,555	$301,278	$28,097	(603,799)	$(272,869)

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

As of March 31, 2011, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred net losses of $25,236 and $40,025 for the three months ended March 31, 2011 and March 31, 2010 respectively.  The Company has a deficit accumulated during development stage of $603,799.  As of March 31, 2011 the Company's liabilities exceed its assets by $272,869.   The Company has not generated revenues to date.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances as of March 31, 2011and December 31, 2010 were insured.  At March 31, 2011 and December 31, 2010 were no cash equivalents.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis as of  March  31, 2011 and December 31, 2010:
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

Property plant and equipment consists of:

	March 31, 2011	December 31, 2010

Machinery	$28,158	$28,158
Accumulated Depreciation	2,816	1,408
Net Book Value	$25,342	$26,750

During 2008 the Company began construction of a mobile bio-fuel reactor to use for promotion and advertising purposes.  Due to the extended nature of the construction project the Company depreciated the construction project using a five year straight line method.  The construction project was completed during October 2010 and the mobile bio-fuel reactor was placed into depreciable machinery and equipment at its net book value of $28,158 and was depreciated using the straight line method over its useful life of five years.  The Company had machinery on hand, net of accumulated depreciation, in the amount $25,342 and $26,750 at March 31, 2011 and December 31, 2010 respectively.  Depreciation expense totaled $1,480 and $1,221 for the three months ended March 31, 2011 and March 31, 2010 respectively.  The Company has incurred depreciation expense in the amount of $8,875 since inception.

Note 5 – Accounts Payable- Related Party

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. During the three months ended March 31, 2011, the same officer paid for additional expenses of the Company $16,007 for working capital purpose resulting in a balance of $44,444. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

Note 6– Accrued Settlement

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer.  The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock.  On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of March 31, 2011, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at March 31, 2011.

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

Note 7 – Due to Shareholder

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company did not imputed interest as it is deemed immaterial as of March 31, 2011.

Note 8 - Related Party Transactions

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of the period ended, the $200,000 cash payment is included in Accrued Settlement in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at March 31, 2011.

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company did not imputed interest as it is deemed immaterial as of March 31, 2011.

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. During the three months ended March 31, 2011, the same officer paid for additional expenses of the Company $16,007 for working capital purpose resulting in a balance of $44,444. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

Note 9 – Stockholders’ Equity

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

The Company issued 500,000 shares of common stock to a former employee under the terms of a Settlement Agreement dated July 20, 2010. The fair market value on the date of grant was $25,000 based upon the recent sales price of common stock of $0.05 per share. The amount was recorded in stock payable.

On January 10, 2011 the Company issued 150,000 shares of common stock to three related parties for professional services rendered.  The aggregate value of the shares on the date of grant was $7,500 based upon the most recent sale price of $0.05 per share of common stock

Note 10 – Income Taxes

Company incurred net losses for the three months ended March 31, 2011 and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $86,300 as of March 31, 2011.  The Company’s loss carry forward will expire beginning in the year 2028.

At March 31, 2011, the net deferred tax asset consisted of the following:

Net Operating Loss	$(86,293)
Less: Valuation Allowance	86,293
Net Deferred Tax Asset	$-

Note 11 - Subsequent Events

Management reported that there were no reportable events through the date of this filing.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on April 7, 2011 and Amendment No. 1 to our Annual Report on Form 10-K as filed with the SEC on April 19, 2011 (collectively, the “2010 Annual Report”).

Overview

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

Because the industry is new, average national biodiesel prices have been difficult to track and pricing statistics and information has been sporadically released.  The EIA's Monthly Biodiesel Production Report for the period January 2009 through December 2009 (the last period for which such report is available) demonstrated that biodiesel typically sold at a premium to petroleum diesel during the covered period.  In 2009, the average price received by biodiesel producers on the sale of blends containing 98% or more biodiesel and sold net of the federal tax credit was $1.89 per gallon.  The average diesel wholesale price during this period was $2.17 per gallon.

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

The price of methanol is subject to significant volatility.  Between 2005 and June 2010, the price of methanol ranged from $.60 per gallon (March 2009) to $2.50 per gallon (in December 2009 and January 2010).  The price per gallon of methanol in North America for May 2011 is $1.27.  (All prices provided by Methanex Corporation, the world's largest producer of methanol and related products.)  At the high extreme of the price ranges reported above, the additional cost to produce a gallon of biodiesel would be $38 more than at the lowest cost reported in the period.

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

We have not generated any revenue to date and will not generate any revenues unless and until we complete the construction of our biodiesel production facilities, as described below.  We will continue to incur operating costs in connection with the development of our business, including for travel expenses, professional fees and general and administrative expenses.  Our efforts to develop our business will be constrained until we obtain financing to construct our production facilities.

At March 31, 2011, we had total assets of $25,442, which included no cash, as compared to total assets of $26,893, including cash of $43, at December 31, 2010, a decrease of 30%.

The Company has a deficit accumulated during development stage of $603,799.  As of March 31, 2011, the Company's liabilities exceed its assets by $272,869 and the Company had a working capital deficit of $298,211.

Since our inception, we have financed our operations through contributions and loans from management and from the sale of short term convertible promissory notes, the entire amount of which was converted into the stock of the Company upon the consummation of a share exchange in July 2010.  Since our inception, our management has paid operating expenses on behalf of the Company in the amount of $51,749, including $16,007 during the three months ended March 31, 2011, of which $7,305 has been repaid as of said date, and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations.

During the quarter ended March 31, 2011, we borrowed the sum of $16,007 from Ken Rakestraw, our President and principal stockholder.  The loan was extended on an interest free basis and is payable by March 31, 2012.  The Company did not impute interest as the borrowings relate to operating activity. The loan is not evidenced by any writing.

We do not have available any lines of credit or other bank facilities.

Over the next twelve months, we will require capital for the entire range of our activities, including the construction of our temporary biodiesel production plant, the permitting process, engaging personnel, purchasing raw material, general and administrative expenses and working capital, as described below under the heading ”Capital Requirements and Plan of Operation.”

Our existing cash reserves will not be sufficient to cover our operating costs and expenses over the next twelve months.  We will not commence revenue generating activities until we raise the funds we require to construct a single biodiesel reactor and commence producing and selling fuel.  We cannot provide investors with any assurance that we will have sufficient capital resources to fund our operations and realize our business objectives.

The Company’s financial conditions and its failure to generate revenues to date create substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Capital Requirements and Plan of Operation

The development and construction of a biodiesel plant is capital intensive and we will require financing for the entire range of our proposed activities.  Moreover, we will be subject to all of the risks and uncertainties of a new business, including the factors described under “Item 1A. Risk Factors” appearing in the 2010 Annual Report.  Our success will be predicated on our ability to navigate and surmount these risks and will be determinative as to whether and when we commence generating revenue.

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

We will continue to operate the single reactor system until we have the cash necessary to commence construction of the first phase our temporary facility to be sited at the Port of Savannah, comprising two biodiesel processing systems, either generated from revenues or received from financing activities.  We believe that our financing efforts would be more fruitful if the EPA were to approve palm oil as a qualified pathway for the production of renewable fuel under RFS.  We believe that we will require approximately $1.8 million to complete the development, construction and commissioning of the first phase of our temporary plant and acquire raw materials to produce approximately 295,200 gallons of biodiesel, without giving effect to revenue we may generate from the sale of fuel from then current operations that we may reinvest in the construction of the temporary plant..  Given our projected overhead and operating budget, we believe that a plant of this size could provide revenue sufficient to support the growth of our Company.

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

Results of Operations

Three Months Ended March 31, 2011 and 2010

Our operating, general and administrative expenses decreased by $10,179 from $34,007 for the period ended March 31, 2010 to $23,828 for the period ended March 31, 2011, or 30%, for the three months ended March 31, 2011 compared to the same period in the last year.  The increase is primarily attributable to decreases in professional fees, specifically legal and accounting, offset by an increase in telephone expenses incurred as a result of public reporting requirements.

For the three months ended March 31, 2011, we suffered a net loss of $25,236 as compared to a net loss of $40,025 for the corresponding 2010 period, a decrease of $14,789.  The decrease in net loss is attributable to  decreases in professional fees, specifically legal and accounting, offset by an increase in depreciation and telephone expenses incurred as a result of public reporting requirements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the three month period ended on March  31, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 contained in our 2010 Annual Report.

Recent Accounting Pronouncements

We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 contained in our 2010 Annual Report for a discussion of new and recently adopted accounting pronouncements.

Statements, other than historical facts, contained in this Quarterly Report on Form 10-Q, including statements of potential acquisitions and our strategies, plans and objectives, are "forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that our forward looking statements are based on reasonable assumptions, we caution that such statements are subject to a wide range of risks, trends and uncertainties that could cause actual results to differ materially from those projected.  Among those risks, trends and uncertainties are important factors that could cause actual results to differ materially from the forward looking statements, including, but not limited to;

•	our lack of an operating history makes it difficult to evaluate our business and prospects in an emerging market;
•	the absence of operations and revenues raises substantial doubt about our ability to continue as a going concern;
•	our ability to obtain financing to initiate any portion of our business plan and to implement our sales and marketing programs;
•	the efficacy of our products and service offerings;
•	customer acceptance of our products and service offerings;
•
all of the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 11, 1011 (the “2010 Annual Report”).

We undertake no duty to update or revise these forward-looking statements.

When used in this Form 10-Q, the words, "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.  Because these forward-looking statements involve risks and uncertainties, actual results could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is not required to provide the information required by this item because it is a smaller reporting company.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

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

3.
We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity  transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of March 31, 2010.

Corrective Measures.

The Company has not yet taken any actions to remediate the material weaknesses in our ICFR and disclosure controls and procedures.  The Company will explore and consider the options available to us to remediate the material weaknesses.  The remediation measures we ultimately implement may include:

•	Creating a position to segregate duties consistent with control objectives that would increase our personnel resources and technical accounting expertise within the accounting function.
•	Retaining a third party accounting firm to assist in developing and establishing internal controls and procedures.
•
Organizing an audit committee and appointing one or more outside directors to our board of directors who would serve on the audit committee and be responsible for undertaking the implementation and oversight of internal controls and procedures.

The measures we implement will necessarily reflect our resource constraints.  We are a development stage company, have not generated any revenue from operations and possess limited financial resources.  For the time being, our limited financial resources will constrain our ability to implement and support the entire range of corrective measures we ultimately may elect to deploy.  Accordingly, we anticipate that we will introduce the corrective measures that we select over time as our resources permit and our business grows.

We cannot assure you at this time that the actions and remediation measures we ultimately implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal control over financial reporting in the future.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On January ___, 2011 the Company issued an aggregate of 150,000 shares of common stock to three individuals without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company issued the shares at a price of $0.0001 per share, the par value thereof, for an aggregate price of $15.

(b) Not applicable.

(c) During the three months ended March 31, 2011, neither the Company nor any ”affiliated purchaser,” as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

ALTERNATE ENERGY SOLUTIONS, INC.

Dated: May 13, 2011	/s/ Kenneth Rakestraw
Kenneth Rakestraw
President, Principal Executive Officer and Principal Financial Officer