Form 10-Q
period 2011-06-30
Alternate Energy Solutions, Inc.
filed 2011-08-22
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At August 19, 2011, there were 15,547,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	June 30	December 31
	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$118	$43
Other Receivable	-	100
Total Current Assets	118	143

Equipment (net of depreciation of $4,224, and $1,408 for June 30, 2011 and December 31, 2010 respectively)	23,934	26,750

Total Assets	$24,052	$26,893

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Due to Shareholder	$6,685	$6,685
Accounts Payable	81,867	36,488
Accounts Payable- Related Party	51,184	28,437
Accrued Settlement	209,666	209,666
Accrued Interest	750	750
Total Current Liabilities	350,152	282,026

Total Liabilities	350,152	282,026

Stockholders' Equity (Deficit)

Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at December 31, 2010 and 2009 respectively)
Common stock ($0.0001 par value: 110,000,000 shares authorized; 15,547,134 and 15,397,134 issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	1,555	1,540
Stock Payable	28,097	28,097
Additional Paid-in Capital	301,278	293,793
Deficit accumulated during development stage	(657,030)	(578,563)

Total Stockholders' Equity (Deficit)	(326,100)	(255,133)

Total Liabilities and Stockholders' Equity (Deficit)	$24,052	$26,893

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					August 1, 2008
	Three Months Ended		Six Months Ended		(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenue	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expense
Depreciation Expense	1,408	1,494	2,816	2,615	10,283
Operating, general and administrative expense	51,823	58,389	75,651	83,419	629,960
Total operating expense	53,231	59,883	78,467	86,034	640,243
		-			-
Interest (Income) Expense	-	(4,897)	-	8,977	16,787
Loss before provision for income taxes	(53,231)	(54,986)	(78,467)	(95,011)	(657,030)
					-
Provision for income taxes	-	-	-	-	-
Total expenses	(53,231)	(54,986)	(78,467)	(95,011)	(657,030)
					-
Net loss	$(53,231)	$(54,986)	$(78,467)	$(95,011)	$(657,030)

Weighted number of common shares outstanding-basic and fully diluted	15,547,134	14,962,758	15,538,847	14,916,635
Loss per share basic and fully diluted	(0.00)	(0.00)	(0.01)	(0.01)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flow (Unaudited)
(Unaudited)

			August 1, 2008
	Six Months Ended		(Inception) to
	June 30, 2011	June 30, 2010	June 30, 2011

Cash Flows from operating activities
Net Loss	$(78,467)	$(95,011)	$(657,030)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for compensation	-	-	25,000
Stock issued for services	7,500	5,000	71,000
Stock issued for debt	-	795	795
Effects of reverse merger	-	100	100
Depreciation expense	2,816	2,615	10,283
Donated rent			19,366

Changes in Operating Assets and Liabilities
Accounts Receivable	100	-	-
Accrued expenses	-	8,977	16,787
Other receivables	-	(50)	-
Accounts payable	45,379	2,472	291,533
Net Cash used in Operations	(22,672)	(75,103)	(170,982)

Cash Flows from investing activities			-
Equipment	-	(10,199)	(34,217)
Net cash used in investing	-	(10,199)	(34,217)

Cash Flows from financing activities
Due to shareholder	22,747	-	51,184
Sale of stock	-	50	50
Borrowing on debt	-	-	205,267
Net cash provided by financing	22,747	50	205,317
			-
Net increase (decrease) in cash	$75	$(85,252)	$118

Cash Balance at Beg of Period	$43	$107,883	$-
Cash Balance at End of Period	$118	$22,631	$118

Supplemental Cash Flow Information:
Stock Issued for Debt	$-		$198,582
Cash Paid for Interest	$-	$-	$16,787
Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

			Additional			Accumulated
	Common Stock		Paid-in	Stock	Earnings/	Stockholders'
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
Balance August 1, 2008	-	$-	$-	$-	$-	$-
Founders shares	13,000,000	1,300	(1,300)			-
Donated rent			19,366			19,366
Net Loss					(89,013)	(89,013)
Balance December 31, 2008	13,000,000	1,300	18,066	-	(89,013)	(69,647)

Stock Payable				25,000		25,000
Stock issued for services	1,170,000	117	58,383			58,500
Net Loss					(331,444)	(331,444)
Balance December 31, 2009	14,170,000	1,417	76,449	25,000	(420,457)	(317,591)

Stock issued for cash	1,000	-	50			50
Stock issued for debt conversion	426,134	43	213,023	3,097		216,163
Stock issued for services	100,000	10	4,990			5,000
Effect of reverse merger	700,000	70	(719)			(649)
Net Loss					(158,106)	(158,106)
Balance December 31, 2010	15,397,134	1,540	293,793	28,097	(578,563)	(255,133)

Stock issued for services	150,000	15	7,485			7,500
Net Loss					(78,467)	(78,467)
Balance June 30, 2011	15,547,134	$1,555	$301,278	$28,097	$(657,030)	$(326,100)

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

As of June 30, 2011, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred net losses of $78,467 and $95,011 for the six months ended June 30, 2011 and June 30, 2010 respectively.  The Company has a deficit accumulated during development stage of $657,030.  As of June 30, 2011 the Company's liabilities exceed its assets by $326,100.   The Company has not generated revenues to date.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances as of June 30, 2011and December 31, 2010 were insured.  At June 30, 2011 and December 31, 2010 were no cash equivalents.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis as of  June 30, 2011 and December 31, 2010:
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

New Accounting Pronouncements – In January 2010, the FASB issued an update to Fair Value Measurements and Disclosures.  This update provides amendments to ASC Subtopic 820-10 requiring new disclosures regarding (1) transfers in and out of Levels 1 and 2, in which the Company should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and (2) the reconciliation for fair value measurements using significant unobservable inputs (Level 3), in which the Company should present separately information about purchases, sales, issuances, and settlements (on a gross basis rather than as one net number).  In addition the update provides clarification of existing disclosures regarding the level of disaggregation and disclosures about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchase, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts,” which is now codified under FASB ASC Topic 350, “Intangibles — Goodwill and Other.” This ASU provides amendments to Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not a goodwill impairment exists. When determining whether it is more likely than not an impairment exists, an entity should consider whether there are any adverse qualitative factors, such as a significant deterioration in market conditions, indicating an impairment may exist. FASB ASU No. 2010-28 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2010. Early adoption is not permitted. Upon adoption of the amendments, an entity with reporting units having carrying amounts which are zero or negative is required to assess whether is it more likely than not the reporting units’ goodwill is impaired. If the entity determines impairment exists, the entity must perform Step 2 of the goodwill impairment test for that reporting unit or units. Step 2 involves allocating the fair value of the reporting unit to each asset and liability, with the excess being implied goodwill. An impairment loss results if the amount of recorded goodwill exceeds the implied goodwill. Any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. This ASU is not expected to have any material impact to our financial statements.

In December 2010, the FASB issued FASB ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” which is now codified under FASB ASC Topic 805, “Business Combinations.” A public entity is required to disclose pro forma data for business combinations occurring during the current reporting period. This ASU provides amendments to clarify the acquisition date to be used when reporting the pro forma financial information when comparative financial statements are presented and improves the usefulness of the pro forma revenue and earnings disclosures. If a public company presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) which occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The supplemental pro forma disclosures required are also expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. FASB ASU No. 2010-29 is effective on a prospective basis for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The adoption of this ASU will not have a material effect on our financial position, results of operations or cash flows.

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

Property plant and equipment consists of:

	June 30, 2011	December 31, 2010
Machinery	$28,158	$28,158
Accumulated Depreciation	4,224	1,408
Net Book Value	$23,934	$26,750

During 2008 the Company began construction of a mobile bio-fuel reactor to use for promotion and advertising purposes.  Due to the extended nature of the construction project the Company depreciated the construction project using a five year straight line method.  The construction project was completed during October 2010 and the mobile bio-fuel reactor was placed into depreciable machinery and equipment at its net book value of $28,158 and was depreciated using the straight line method over its useful life of five years.  The Company had machinery on hand, net of accumulated depreciation, in the amount $23,934 and $26,750 at June 30, 2011 and December 31, 2010, respectively.  Depreciation expense totaled $2,816 and $2,615 for the six months ended June 30, 2011 and June 30, 2010 respectively.  The Company has incurred depreciation expense in the amount of $10,211 since inception.

Note 5 – Accounts Payable- Related Party

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. During the six months ended June 30, 2011, the same officer paid for additional expenses of the Company $22,747 for working capital purpose resulting in a balance of $51,184. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

Note 6– Accrued Settlement

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer.  The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock.  On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of June 30, 2011, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at June 30, 2011.

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

Note 7 – Due to Shareholder

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company did not imput interest as it is deemed immaterial as of June 30, 2011.

Note 8 - Related Party Transactions

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of the period ended, the $200,000 cash payment is included in Accrued Settlement in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at June 30, 2011.

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company did not imputed interest as it is deemed immaterial as June 30, 2011.

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. During the six months ended June 30, 2011, the same officer paid for additional expenses of the Company $22,747 for working capital purpose resulting in a balance of $51,184. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

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

Note 10 – Income Taxes

Company incurred net losses for the three months ended June 30, 2011 and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $103,500 as of June 30, 2011.  The Company’s loss carry forward will expire beginning in the year 2028.

At June 30, 2011, the net deferred tax asset consisted of the following:

Net Operating Loss	(103,517)
Less: Valuation Allowance	103,517
Net Deferred Tax Asset	$-

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

At June 30, 2011, we had total assets of $24,052, which included cash of $118  as compared to total assets of $26,893, including cash of $43, at December 31, 2010 decrease of 11%.

We have a deficit accumulated during development stage of $657,030.  As of June 30, 2011, our liabilities exceed our assets by $326,100 and we had a working capital deficit of $350,034.

Since our inception, we have financed our operations through contributions and loans from management and from the sale of short term convertible promissory notes, the entire amount of which was converted into the stock of the Company upon the consummation of a share exchange in July 2010.  Since our inception, our management has paid operating expenses on behalf of the Company in the amount of $51,749, including $22,747 during the six months ended June 30, 2011, of which $7,305 has been repaid as of said date, and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations.

During the six months ended June 30, 2011, we borrowed the sum of $22,747 from Ken Rakestraw, our President and principal stockholder.  The loan was extended on an interest free basis and is payable by March 31, 2012.  The Company did not impute interest as the borrowings relate to operating activity. The loan is not evidenced by any writing.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Our operating, general and administrative expenses decreased by $6,652 from $59,883 for the period ended June 30, 2010 to $53,231 for the period ended June 30, 2011, or 11%.  The decrease is primarily attributable to decreases in professional fees, specifically legal and accounting.

For the three months ended June 30, 2011, we suffered a net loss of $53,231 as compared to a net loss of $54,986 for the corresponding period, a decrease of $1,755.  The decrease in net loss is attributable to decreases in professional fees.

Six Months Ended June 30, 2011 and 2010

Our operating, general and administrative expenses decreased by $7,768 from $89,419 for the period ended June 30, 2010 to $75,651 for the period ended June 30, 2011, or 9%.  The decrease is primarily attributable to decreases in professional fees, specifically legal fees.

For the six months ended June 30, 2011, we suffered a net loss of $78,467 as compared to a net loss of $95,011 for the corresponding period, a decrease of $16,544.  The decrease in net loss is attributable to decreases in professional fees and interest expense.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the three month period ended on June 30, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011.

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

3.
We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity  transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of June 30, 2011.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS1	XBRL Instance Document

101.SCH1	XBRL Taxonomy Extension Schema Document

101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

1  To be filed by amendment.

*  Pursuant to Commission Release No. 33-8238, this certification will be treated as accompanying” this Quarterly
Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

ALTERNATE ENERGY SOLUTIONS, INC.

Dated: August 22, 2011	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title:	President, Principal Executive Officer and Principal Financial Officer