Form 10-Q
period 2011-09-30
Alternate Energy Solutions, Inc.
filed 2011-11-21
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September, 30, 2011

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
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  At October 31, 2011, there were 15,547,134 shares of common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	September 30	December 31
ASSETS	2011	2010
Current Assets
Cash and Cash Equivalents	$1,028	$43
Other Receivable	$-	$100

Long Term Assets
Equipment (net of depreciation of $5,632, and $1,408 for September 30, 2011 and December 31, 2010, respectively)	22,526	26,750

Total Assets	$23,554	$26,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Shareholder	$6,685	$6,685
Accounts Payable	83,072	36,488
Accounts Payable- Related Party	57,284	28,437
Accrued Settlement	209,666	209,666
Accrued Interest	1,222	750
	357,929	282,026

Total Liabilities	357,929	282,026

Stockholders' Equity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at September 30, 2011 and December 31, 2010 respectively)	-	-
Common stock ($0.0001 par value: 110,000,000 shares authorized; 15,547,134 and 15,397,134 issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	1,555	1,540
Stock Payable	28,097	28,097
Additional Paid-in Capital	301,278	293,793
Deficit accumulated during development stage	(665,305)	(578,563)

Total Stockholders' Equity (Deficit)	(334,375)	(255,133)

Total Liabilities and Stockholders' Equity (Deficit)	$23,554	$26,893

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

					August 1, 2008
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011

Revenue	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expense
Depreciation Expense	1,408	1,658	4,224	4,273	11,691
Operating, general and administrative expense	5,190	14,152	80,841	97,572	635,150
Total operating expense	6,598	15,810	85,065	101,845	646,841
					-
Interest (Income) Expense	1,677	-	1,677	8,977	18,464
Loss before provision for income taxes	8,275	15,810	86,742	110,882	665,305
					-
Provision for income taxes	-	-	-	-	-
Total expenses	8,275	15,810	86,742	110,882	665,305
	-				-
Net loss	$(8,275)	$(15,810)	$(86,742)	$(110,882)	$(665,305)

Weighted number of common shares outstanding-basic and fully diluted	15,547,134	15,397,134	15,541,639	15,078,562
Loss per share basic and fully diluted	$0.00	$0.00	$0.01	$0.00

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

			Additional			Accumulated
	Common Stock		Paid-in	Stock	Earnings/	Stockholders'
	Shares	Amount	Capital	Payable	(Deficit)	(Deficit)
Balance August 1, 2008	-	$-	$-	$-	$-	$-
Founders shares	13,000,000	1,300	(1,300)			-
Donated rent			19,366			19,366
Net Loss					(89,013)	(89,013)
Balance December 31, 2008	13,000,000	1,300	18,066	-	(89,013)	(69,647)

Stock Payable				25,000		25,000
Stock issued for services	1,170,000	117	58,383			58,500
Net Loss					(331,444)	(331,444)
Balance December 31, 2009	14,170,000	1,417	76,449	25,000	(420,457)	(317,591)

Stock issued for cash	1,000	-	50			50
Stock issued for debt conversion	426,134	43	213,023	3,097		216,163
Stock issued for services	100,000	10	4,990			5,000
Effect of reverse merger	700,000	70	(719)			(649)
Net Loss					(158,106)	(158,106)
Balance December 31, 2010	15,397,134	1,540	293,793	28,097	(578,563)	(255,133)

Stock issued for services	150,000	15	7,485			7,500
Net Loss					(86,742)	(86,742)
Balance September 30, 2011	15,547,134	$1,555	$301,278	$28,097	$(665,305)	$(334,375)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flow
(Unaudited)

	Nine Months	Nine Months	August 1, 2008
	Ended	Ended	(Inception) to
	September 30, 2011	September 30, 2010	September 30, 2011

Cash Flows from operating activities
Net Loss	$(86,742)	$(110,822)	$(665,305)
Adjustment to reconcile net loss to net cash used in operating activities
Stock payable			-
Stock issued for compensation	-	-	25,000
Stock issued for services	7,500	5,000	71,000
Stock issued for debt	-	795	795
Effects of reverse merger	-	100	100
Depreciation expense	4,224	4,273	11,691
Donated rent	-	-	19,366

Changes in Operating Assets and Liabilities
Accounts Receivable	100	-	-
Accrued expenses	472	8,977	17,259
Accounts payable	46,584	1	292,738
Total Adjustments	(27,862)	(91,676)	(227,356)

Net Cash used in operations	(27,862)	(91,676)	(227,356)

Cash Flows from investing activities
Purchase of
Equipment	-	(13,720)	(34,217)
Net Cash used in investing	-	(13,720)	(34,217)

Cash Flows from financing activities
Proceeds From
Due to shareholder	28,847	371	57,284
Sale of stock	-	50	50
Borrowing on debt	-	-	205,267
Net Cash provided by financing	28,847	421	262,601

Net increase (decrease) in cash	$985	$(104,975)	$1,028

Cash Balance at Beg of Period	$43	$107,883	$-
Cash Balance at End of Period	$1,028	$2,908	$1,028

Supplemental Cash Flow Information:
Stock Issued for Interest
Stock Issued for Debt	$-		$198,582
Cash Pain for Interest	$-	$-	$16,787
Taxes Paid	$-	$-	$-

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

As of September 30, 2011, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred net losses of $86,742 and $110,882 for the nine months ended September 30, 2011 and September 30, 2010 respectively.  The Company has a deficit accumulated during development stage of $665,305.  As of September 30, 2011 the Company's liabilities exceed its assets by $334,375.   The Company has not generated revenues to date.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.  The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000.  All of the Company’s cash balances as of September 30, 2011and December 31, 2010 were insured.  At September 30, 2011 and December 31, 2010 were no cash equivalents.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010:

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

Property plant and equipment consists of:

	September 30, 2011	December 31, 2010

Machinery	$28,158	$28,158
Accumulated Depreciation	5,632	1,408
Net Book Value	$22,526	$26,750

During 2008 the Company began construction of a mobile bio-fuel reactor to use for promotion and advertising purposes.  Due to the extended nature of the construction project the Company depreciated the construction project using a five year straight line method.  The construction project was completed during October 2010 and the mobile bio-fuel reactor was placed into depreciable machinery and equipment at its net book value of $28,158 and was depreciated using the straight line method over its useful life of five years.  The Company had machinery on hand, net of accumulated depreciation, in the amount $22,526 and $26,750 at September 30, 2011 and December 31, 2010, respectively.  Depreciation expense totaled $4,224 and $4,273 for the nine months ended September 30, 2011 and September 30, 2010 respectively.  The Company has incurred depreciation expense in the amount of $11,691 since inception.

Note 5 – Accounts Payable- Related Party

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. During the nine months ended September 30, 2011, the same officer paid for additional expenses of the Company $28,847 for working capital purpose resulting in a balance of $57,284. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

Note 6– Accrued Settlement

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer.  The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock.  On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of September 30, 2011, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at September 30, 2011.

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

Note 7 – Due to Shareholder

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company imputed interest in the amount of $472 at September 30, 2011. The amount is included in accrued interest of $1,222 at September 30, 2011.

Note 8 - Related Party Transactions

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of the period ended, the $200,000 cash payment is included in Accrued Settlement in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and are included in stock payable at September 30, 2011.

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes.  The loan is interest free and due within one year. The Company imputed interest in the amount of $472 at September 30, 2011. The amount is included in accrued interest of $1,222 at September 30, 2011.

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. During the nine months ended September 30, 2011, the same officer paid for additional expenses of the Company $28,847 for working capital purpose resulting in a balance of $57,284. The loan is interest free and due within one year. The Company did not impute interest as the borrowings relate to operating activity.

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

Note 10 – Income Taxes

Company incurred net losses for the three months ended September 30, 2011 and therefore had no tax liability.  The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $105,004 as of September 30, 2011.  The Company’s loss carry forward will expire beginning in the year 2028.

At September 30, 2011, the net deferred tax asset consisted of the following:

Net Operating Loss	(105,004)
Less: Valuation Allowance	105,004
Net Deferred Tax Asset	$-

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

At September 30, 2011, we had total assets of $23,554, which included cash of $1,028 as compared to total assets of $26,893, including cash of $43, at December 31, 2010 decrease of 12%.

We have a deficit accumulated during development stage of $665,305.  As September 30, 2011, our liabilities exceed our assets by $334,375 and we had a working capital deficit of $356,901.

Since our inception, we have financed our operations through contributions and loans from management and from the sale of short term convertible promissory notes, the entire amount of which was converted into the stock of the Company upon the consummation of a share exchange in July 2010.  Since our inception, our management has paid operating expenses on behalf of the Company in the amount of $57,284, including $28,847 during the nine months ended September 30, 2011, of which $7,305 has been repaid as of said date, and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations.

During the nine months ended September 30, 2011, we borrowed the sum of $28,847 from Ken Rakestraw, our President and principal stockholder.  The loan was extended on an interest free basis and is payable by March 31, 2012.  The Company imputed interest in the amount of $472 at September 30, 2011. The amount is included in accrued interest of $1,222 at September 30, 2011. The loan is not evidenced by any writing.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Our operating, general and administrative expenses decreased by $8,962 from $14,152 for the period ended September 30, 2010 to $5,190 for the period ended September 30, 2011, or 663%.  The decrease is primarily attributable to decreases in professional fees, specifically legal and accounting.

For the three months ended September 30, 2011, we suffered a net loss of $8,275 as compared to a net loss of $15,810 for the corresponding period, a decrease of $8,740.  The decrease in net loss is attributable to decreases in professional fees.

Nine Months Ended September 30, 2011 and 2010

Our operating, general and administrative expenses decreased by $16,731 from $97,572 for the period ended September 30, 2010 to $80,841 for the period ended September 30, 2011, or 17%.  The decrease is primarily attributable to decreases in professional fees, specifically legal fees.

For the nine months ended September 30, 2011, we suffered a net loss of $86,742 as compared to a net loss of $110,882 for the corresponding period, a decrease of $25,345.  The decrease in net loss is attributable to decreases in professional fees and interest expense.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the three month period ended on September 30, 2011, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2010 Annual Report.

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our PEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our PEO concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011.

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

3.
We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of September 30, 2011.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the nine months ended September  30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) On January 10, 2011 the Company issued an aggregate of 150,000 shares of common stock to three individuals without registration under the Securities Act in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for the offer and sale of securities not involving a public offering.  The Company issued the shares at a price of $0.0001 per share, the par value thereof, for an aggregate price of $15.

(b) Not applicable.

(c) During the nine months ended September 30, 2011, neither the Company nor any ”affiliated purchaser,” as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description
31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS[1]	XBRL Instance Document
101.SCH[1]	XBRL Taxonomy Extension Schema Document
101.CAL[1]	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB[1]	XBRL Taxonomy Extension Label Linkbase Document
101.PRE[1]	XBRL Taxonomy Extension Presentation Linkbase Document

1	To be filed by amendment.

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

ALTERNATE ENERGY SOLUTIONS, INC.
Dated: November 21, 2011	/s/ Kenneth Rakestraw
Kenneth Rakestraw
President, Principal Executive Officer and Principal Financial Officer