Form 10-K
period 2011-12-31
Alternate Energy Solutions, Inc.
filed 2012-04-16
CIK 1421816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $-0- based upon a closing price of $-0- per share on June 30, 2011.

As of April 6, 2012 there were 15,547,134 shares of common stock outstanding.

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

ii

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

iii

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

iv

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

U.S. Biodiesel Production

In 2007, the U.S. consumed approximately 64 billion gallons of diesel according to the Energy Information Administration, or EIA. Biodiesel production in the U.S. peaked in 2008 at approximately 691 million gallons and was approximately 545 million gallons in 2009. Analysts attribute the decline in production in 2009 to poor economic conditions as a result of the recession. Production in 2010 dropped to an estimated 315 million gallons, which many attribute to the expiration of the biodiesel tax credit, which provides a $1 credit for each gallon of biodiesel produced and which has allowed biodiesel to remain competitive with diesel fuel, and a tariff imposed by the European Union on biodiesel imported from the United States. Congress restored the tax credit for 2011. The NBB estimates that in 2008, U.S. biodiesel producers sold just over 600 million gallons of biodiesel, including approximately 300 million gallons in the U.S.

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

We have been negotiating with the Georgia Port Authority to lease an unoccupied facility at the Port of Savannah at which we will operate our temporary plant, the extent of which is described below.

We also have been negotiating with a private entity to purchase approximately 14.5 acres of undeveloped real property located on an island supported by the Port of Savannah, approximately six miles from the proposed temporary plant site.

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

As of March 30, 2012, there were 15,547,134 shares of our common stock outstanding. Ken Rakestraw, our President and a member of our board of directors, owns 66.89% of the outstanding shares of common stock. Mark Harris, our Chief Operating Officer and a member of our board of directors, owns 16.72% of the outstanding shares of our common stock. Mr. Rakestraw acting either alone or in concert with Mr. Harris, will be able to affect the approval of any matter put to a vote of our stockholders, including the election of directors and extraordinary corporate transactions including business combinations and the sale of our assets. Yet, their interests may differ from those of other stockholders. Furthermore, the extent of ownership of our common stock by our directors and officers reduces the public float and liquidity, and may affect the market price, of our common stock when and if our common stock becomes eligible to trade on a public market.

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

The market price of our common stock, if a public market ever develops, could decline as a result of sales of substantial amounts of our common stock in any market that may develop for our stock, or the perception that these sales could occur.  In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. We had an aggregate of 15,547,134 shares of common stock outstanding as March 30, 2012. Currently, none of the outstanding shares are available for public resale. We have agreed to register on behalf of our current stockholders an aggregate of 1,237,134 shares of common stock for public sale under the Securities Act, representing 8% of the total number of our outstanding shares. We have agreed to file a registration statement with the SEC that includes these shares, subject to our right withdraw the registration under certain circumstances. In addition, all but 700,000 shares of our common stock will be eligible for resale under and pursuant to the conditions of Rule 144 under the Securities Act upon the expiration of applicable holding periods. We have entered into lock up agreements with the holders of an aggregate of 14,870,000 shares of our common stock. Under the Lock Up Agreements, the stockholders have agreed that (i) they will not sell or transfer any shares of our common stock held as of the closing of the Share Exchange until a date that is one hundred and eighty days after the effective date of the registration statement that includes their shares to be filed pursuant to the Registration Rights Agreement, and (ii) upon the conclusion of the initial lock up period, such persons will not sell or transfer more than 1/36th of the shares of common stock they held as of the closing of the Share Exchange during any month thereafter. The market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.

Our management has identified material weaknesses in our internal controls over financial reporting, and we may be unable to develop, implement and maintain appropriate controls in future periods.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of December 31, 2011, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Part II—Item 9A, “Controls and Procedures” of this Annual Report in “Management’s Report on Internal Control over Financial Reporting”. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.” We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could require us to restate our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

We have work remaining to remedy the material weaknesses in our internal control over financial reporting. We have developed a remediation plan for the identified material weaknesses, and this work will continued during fiscal year 2012. Our efforts will be constrained by our lack of financial and other resources. There can be no assurance as to when the remediation plan will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, we will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could also reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and management’s time to comply with applicable requirements. For more information relating to our internal control over financial reporting and disclosure controls and procedures, and the remediation plan undertaken by us, see Part II—Item 9A, “Controls and Procedures” of this Annual Report.

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

Item 4.   Reserved

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 30, 2012, there were 18 holders of record of 15,547,134 outstanding shares of our common stock outstanding and no outstanding shares of preferred stock.

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

Equity Compensation Plan Information

As of December 31, 2011, we had not adopted any equity compensation plans.

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

At December 31, 2011, we had $172 in cash.

Since our inception, our management has paid operating expenses on behalf of the Company in the amount of $63,784 of which $7,305 has been repaid as of December 31, 2011 and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations. In 2008, our wholly owned subsidiary, BFT, sold short term convertible promissory notes in the principal amount of $198,582, the entire amount of which was converted into the stock of BFT prior to the Share Exchange.

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

Results of Operations

Years ended December 31, 2011 and 2010

Over the last two years, we have allocated our resources to the development of our business to a point that will allow us to implement our business plan upon the receipt of funding. Our results of operations during the years ended December 31, 2011 and 2010 reflect our increasing activities toward that end.

During 2011, our operating, general and administrative expense decreased by $60,562 or 73% compared to 2010, from $143, 447 to $82,885. The reduction in our expenses is primarily due to reductions in legal and professional fees and travel expenses. The Company had no severance expenses during 2011.

During 2011, we issued 150,000 shares of common stock to third parties for professional services rendered. The aggregate fair market value of the shares on the date of grant was $7,500 based upon the recent sales price of common stock of $0.05 per share. In addition, we owe 500,000 shares of common stock with the fair market value of $25,000 based upon the recent sales price of common stock of $0.05 per share to a former employee under the terms of a Settlement Agreement dated July 20, 2010.

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

Contractual Obligations

We have certain fixed contractual obligations and commitments. The table below summarizes our contractual obligations as of December 31, 2011 and for the future periods identified. The development of our franchise program, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements. We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Payment under settlement agreement (1)	$209,666	209,666		-	-
Other Current Liabilities	157,940	157,940		-	-
Total Contractual Cash Obligations	$367,606	367,606		-	-

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2011 filed with this Annual Report.

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

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alternate Energy Solutions, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Alternate Energy Solutions, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the period then ended and for the period of August 1, 2008 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Solutions, Inc. as of December 31, 2011 and 2010, and the results of its operations and cash flows for the periods then ended and for the period of August 1, 2008 (inception) through December 31, 2011 as described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 30, 2012

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Balance Sheets

	December 31
	2011	2010
ASSETS
Current Assets
Cash and Cash Eqivalents	$172	$43
Other Receivable	-	100
Total Current Assets	172	143

Equipment (net of depreciation of $7,041 and $1,408 for December 31, 2011 and 2010 respectively)	21,117	26,750

Total Assets	$21,289	$26,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Shareholder	$6,685	$6,685
Accounts Payable	86,186	36,488
Accounts Payable - Related Party	63,784	28,437
Accrued Settlement	209,666	209,666
Accrued Interest - Related Party	1,285	750
Total Current Liabilities	367,606	282,026

Total Liabilities	367,606	282,026

Stockholders' Eqity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at December 31, 2011 and 2010 respectively)
Common stock ($0.0001 par value: 110,000,000 shares authorized; 15,547,134 and 15,397,134 shares issued and outstandiong at December 31, 2011 and 2010 respectively)	1,555	1,540
Stock Payable	28,097	28,097
Additional Paid-in Capital	301,278	293,793
Deficit accumulated during development stage	(677,247)	(578,563)

Total Stockholders' Equity (Deficit)	(346,317)	(255,133)

Total Liabilities and Stockholders' Equity (Deficit)	$21,289	$26,893

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Statements of Operations

			August 1, 2008
	For the Year Ended		(Inception) to
	December 31		December 31
	2011	2010	2011

Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expense
Depreciation Expense	5,632	5,681	13,099
Operating, general and administrative expense	82,885	143,447	637,194
Total operating expenses	88,517	149,128	650,293

(Loss) from operations	(88,517)	(149,128)	(650,293)

Other income (expense)
Interest Expense	(10,167)	(8,978)	(26,954)
Total other income (expenses)	(10,167)	(8,978)	(26,954)

Provision for income taxes	-	-	-

Net (loss)	$(98,684)	$(158,106)	$(677,247)

Weighted number of common shares outstanding-basic and fully diluted	15,543,024	14,759,955
Loss per share basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Statements of Cash Flow

			August 1, 2008
	For the Year Ended		(Inception) to
	December 31		December 31
	2011	2010	2011

Cash Flows from operating activities	$(98,684)	$(158,106)	$(677,247)
Net loss
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for compensation	-	-	25,000
Stock issued for services	7,500	5,000	71,000
Stock issued for debt	-	795	795
Effects of reverse merger	-	100	100
Depreciation expense	5,632	5,681	13,099
Donated rent	-	-	19,366

Changes in Operating Assets and Liabilities
Accounts Receivable	100	(100)	-
Accrued expenses	-	8,977	16,787
Accrued expenses - Related parties	535	-	535
Accounts payable	49,698	36,488	295,852
Accounts payable - Related parties	-	371	28,437

Net Cash Used In Operations	(35,219)	(100,794)	(206,276)

Cash Flows from investing activities
Used For
Equipment	-	(13,781)	(34,217)
Net cash used in investing	-	(13,781)	(34,217)

Cash Flows from financing activities
Proceeds From
Due to related parties	35,347	-	35,347
Due to shareholder	-	6,685	6,685
Sale of stock	-	50	50
Borrowing on debt	-	-	198,582
Net cash provided by financing	35,347	6,735	240,664

Net increase (decrease) in cash	$129	$(107,840)	$172

Cash Balance at Beg of Period	43	107,883	-

Cash Balance at End of Period	$172	$43	$172

Supplemental Cash Flow Information:
Stock issued for interest expense	$-	$16,787	$16,787
Stock issued for debt	-	198,582	198,582
Stock issued for services	7,500	-	7,500

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficit

			Additional		Deficit Accumulated
	Common Stock		Paid-in	Stock	During
	Shares	Amount	Capital	Payable	Development Stage	Total
Balance August 1, 2008	-	$-	$-	$-	$-	$-
Founders shares	13,000,000	1,300	(1,300)		-	-
Donated rent	-	-	19,366	-		19,366
Net Loss	-	-	-	-	(89,013)	(89,013)
Balance December 31, 2008	13,000,000	1,300	18,066	-	(89,013)	(69,647)

Stock Payable	-	-	-	25,000	-	25,000
Stock issued for services	1,170,000	117	58,383	-	-	58,500
Net Loss	-	-	-	-	(331,444)	(331,444)
Balance December 31, 2009	14,170,000	1,417	76,449	25,000	(420,457)	(317,591)

Stock issued for cash	1,000	-	50	-	-	50
Stock issued for debt conversion	426,134	43	213,023	3,097	-	216,163
Stock issued for services	100,000	10	4,990	-	-	5,000
Effect of reverse merger	700,000	70	(719)		-	(649)
Net Loss	-	-	-	-	(158,106)	(158,106)
Balance December 31, 2010	15,397,134	1,540	293,793	28,097	(578,563)	(255,133)

Stock issued for services	150,000	15	7,485	-	-	7,500
Net Loss	-	-	-	-	(98,684)	(98,684)
Balance Decermber 31, 2011	15,547,134	$1,555	$301,278	$28,097	$(677,247)	$(346,317)

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

As of December 31, 2011, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred net losses of $98,684 and $158,105 for the years ended December 31, 2011 and December 31, 2010 respectively. The Company has a deficit accumulated during development stage of 677,247. As of December 31, 2011 the Company's liabilities exceed its assets by $346,317.  The Company has not generated revenues to date. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances as of December 31, 2011 were insured. Cash and cash equivalent was $172 and $43 at December 31, 2011 and December 31, 2010 respectively..

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

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010:

Total
Gain/
Description	Level 1	Level 2	Level 3	(Loss)
Cash and Cash Equivalents	$-	$-	$-	-
Due to Shareholder	$-	$-	$-	-
Convertible Note	$-	$-	$-	-

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

Recent Accounting Pronouncement - In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on December 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on December 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. ASU 2011-02 has become effective for the Company on September 1, 2012. The Company does not believe that the guidance will have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

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

Property plant and equipment consists of:

	December31, 2011	December 31, 2010

Machinery	$28,158	$28,158
Accumulated Depreciation	(7,041)	(1,408)
Net Book Value	$21,117	$26,750

During 2008 the Company began construction of a mobile bio-fuel reactor to use for promotion and advertising purposes. Due to the extended nature of the construction project the Company depreciated the construction project using a five year straight line method. The construction project was completed during October 2010 and the mobile bio-fuel reactor was placed into depreciable machinery and equipment at its net book value of $28,158 and was depreciated using the straight line method over its useful life of five years. The Company had machinery on hand, net of accumulated depreciation, in the amount $21,117 and $26,750 at December 31, 2011 and December 31, 2010, respectively. Depreciation expense totaled $5,632 and $5,681 for the ended December 31, 2011 and December 31, 2010 respectively. The Company has incurred depreciation expense in the amount of $13,099 since inception.

Note 5 – Accounts Payable- Related Party

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. For the year ended December 31, 2011, the same officer paid for additional expenses of the Company $35,347 for working capital purpose resulting in a balance of $63,784. The loan is interest free and due on demand. The Company did not impute interest as the borrowings relate to operating activity.

Note 6– Accrued Settlement

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer. The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock. On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of September 30, 2011, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at December 31, 2011.

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

Note 7 – Due to Shareholder

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes. The Company imputed interest at 8% for the year resulting in interest expense of $535 due to the officer at December 31, 2011.

Note 8 - Related Party Transactions

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of the period ended, the $200,000 cash payment is included in Accrued Settlement in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at December 31, 2011.

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes. The Company imputed interest at 8% for the year resulting in interest expense of $535 due to the officer at December 31, 2011.

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. For the year ended December 31, 2011, the same officer paid for additional expenses of the Company $35,347 for working capital purpose resulting in a balance of $63,784. The loan is interest free and due on demand. The Company did not impute interest as the borrowings relate to operating activity.

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

Note 10 – Income Taxes

Company incurred net losses for the year ended December 31, 2011and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $107,776 and $86,300as of December 31, 2011 and 2010 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

At December 31, 2011, the net deferred tax asset consisted of the following:

	December 31, 2011	December 31, 2010
Net Operating Loss	$(107,776)	$(86,300)
Less: Valuation Allowance	107,776	86,300
Net Deferred Tax Asset	$-	$-

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

Management assessed the effectiveness of our ICFR as of the end of the period covered by this Annual Report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, management concluded that, as of December 31, 2011, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.	We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of December 31, 2011.

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

We initially discovered and reported the above described material weaknesses in our ICFR in Amendment No. 1 to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information about our directors and executive officers:

Name	Age	Title
Kenneth Rakestraw	59	President and Director
Mark Harris	52	Chief Operating Officer and Director

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

Board Meetings and Annual Meeting

During fiscal year ended December 31, 2011, our Board of Directors did not meet. We did not hold an annual meeting in 2011. In the absence of formal board meetings, the Board conducted all of its business and approved all corporate actions during the fiscal year ended December 31, 2011 by the unanimous written consent of its members, as permitted by and in conformity with the corporate laws of the State of Nevada.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Item 11. Executive Compensation

Compensation of Officers

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2011 or accrued within the current fiscal year as to the principal executive officer, principal financial officer, and each person whose total annual salary and bonus exceeded $100,000 at the end of the last fiscal year (the “Named Executive Officers”):

The following table shows information concerning all compensation paid for services to the Company in all capacities during the last two fiscal years ended as to the principal executive officer, principal financial officer, and each person whose total annual salary and bonus exceeded $100,000 at the end of the last fiscal year (the “Named Executive Officers”):

Summary Compensation Table

Name (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($)

Kenneth Rakestraw,	2011	$-0-	-	-	-	-	-	$-0-		$-0-
President and	2010	$-0-	-	-	-	-	-	$-0-		$-0-
Director
Phil Wonderley,	2011	$-0-	-	-	-	-	-	-		-
Chief Operating	2010	$-0-	-	-	-	-		$210,000	(1)	$210,000	(1)
Officer and Director								-

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

Outstanding Equity Awards at Fiscal Year End

No executive officer of the Company or BFT received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011. There are no equity awards outstanding as of the date hereof.

Compensation of Directors

No member of the board of directors received any compensation for his services as a director during the fiscal year ended December 31, 2011.

Compensation Plans.

We have not adopted any compensation plans for the benefit of our employees, representatives or consultants. The Company does not have outstanding any options, warrants or other rights outstanding that entitle anyone to acquire shares of capital stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 6, 2012 with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 10% of the outstanding common stock, by each of our officers and directors, and by all of our officers and directors as a group.

The information concerning security holders is based upon information furnished to the Company by such security holder. All of the shares are owned of record and beneficially and the persons identified have sole voting and dispositive power with respect thereto.

The applicable percentage of ownership is based on 15,547,134 shares outstanding as of April 6, 2012. As of said date, there were no outstanding options, warrants or other rights or obligations convertible into or exchangeable for or which entitled any person to purchase or obligated us to issue any shares of our common stock.

Unless otherwise noted, the address for each person named in the table is c/o the Company.

Holder	Number of Shares Beneficially Owned	Percent of Class
Kenneth Rakestraw	10,400,000	66.89%
Mark Harris	2,600,000	16.72%
All directors and officers and as a group (2 persons)	13,000,000	83.61%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since our inception, our President, Ken Rakestraw, has paid operating expenses on behalf of the Company in the amount of $63,784 of which $7,305 was repaid as of December 31, 2011 and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations. The borrowings are not evidenced by any instrument and are repayable at such time as the Company has cash flow from operations sufficient to support repayment.

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

Item 14. Principal Accountant Fees and Services

AUDIT FEES. The aggregate fees billed for professional services rendered by M&K, CPAS, PLLC for the audits of the Company's annual financial statements for the fiscal years ended on December 31, 2011 and 2010 were $16,875 and $13,500 respectively.

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

ALTERNATIVE ENERGY SOLUTIONS, INC.

Date: April 6, 2012	By:	/s/ Kenneth Rakestraw
	Name:	Kenneth Rakestraw
	Title	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

Signature	Title	Date

/s/ Kenneth Rakestraw	President, Chief Executive Officer, Principal Executive	April 6, 2012
Kenneth Rakestraw	Officer, Chief Accounting Officer, Principal
Accounting Officer and Director

/s/ Mark Harris	Secretary and Director	April 6, 2012
Mark Harris

