Form 10-Q
period 2012-03-31
Alternate Energy Solutions, Inc.
filed 2012-05-18
CIK 1421816

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March, 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 17, 2012, there were 15,547,134 shares of common stock outstanding.

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31	December 31
	2012	2011
ASSETS
Current Assets
Cash and Cash Eqivalents	$59	$172
Total Current Assets	59	172

Equipment (net of depreciation of $8,447 and $7,041 for March 31, 2012 and December 31, 2011 respectively)	19,711	21,117

Total Assets	$19,770	$21,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to Shareholder	$6,685	$6,685
Accounts Payable	91,450	86,186
Accounts Payable - Related Party	66,784	63,784
Accrued Settlement	209,666	209,666
Accrued Interest - Related Party	1,419	1,285
Total Current Liabilities	376,004	367,606

Total Liabilities	376,004	367,606

Stockholders' Eqity (Deficit)
Preferred stock ($0.0001 par value; 10,000,000 shares authorized: no shares issued and outstanding at March 31, 2012 and December 31, 2011 respectively)
Common stock ($0.0001 par value: 110,000,000 shares authorized; 15,547,134 and 15,547,134 shares issued and outstandiong at March 31, 2012 and December 31, 2011 respectively)	1,555	1,555
Stock Payable	28,097	28,097
Additional Paid-in Capital	301,278	301,278
Deficit accumulated during development stage	(687,164)	(677,247)

Total Stockholders' Equity (Deficit)	(356,234)	(346,317)

Total Liabilities and Stockholders' Equity (Deficit)	$19,770	$21,289

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			August 1, 2008
	Three Months	Three Months	(Inception) to
	Ended	Ended	March, 31
	March 31 2012	March 31 2011	2012

Revenue	$-	$-	$-
Cost of Sales	-	-	-
Gross Profit	-	-	-

Operating Expense
Depreciation Expense	1,408	1,408	14,507
Operating, general and administrative expense	3,113	23,828	640,307
Total operating expenses	4,521	25,236	654,814

(Loss) from operations	(4,521)	(25,236)	(654,814)

Other income (expense)
Interest Expense	(5,396)	-	(32,350)
Total other income (expenses)	(9,917)	(25,236)	(687,164)

Provision for income taxes	-	-	-

Net (loss)	$(9,917)	$(25,236)	$(687,164)

Weighted number of common shares outstanding-basic and fully diluted	15,547,134	15,530,467
Loss per share basic and fully diluted	$-	$-

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficit

(Unaudited)

			Additional		Deficit Accumulated
	Common Stock		Paid-in	Stock	During
	Shares	Amount	Capital	Payable	Development Stage	Total
Balance August 1, 2008	-	$-	$-	$-	$-	$-
Founders shares	13,000,000	1,300	(1,300)		-	-
Donated rent	-	-	19,366	-		19,366
Net Loss	-	-	-	-	(89,013)	(89,013)
Balance December 31, 2008	13,000,000	1,300	18,066	-	(89,013)	(69,647)

Stock Payable	-	-	-	25,000	-	25,000
Stock issued for services	1,170,000	117	58,383	-	-	58,500
Net Loss	-	-	-	-	(331,444)	(331,444)
Balance December 31, 2009	14,170,000	1,417	76,449	25,000	(420,457)	(317,591)

Stock issued for cash	1,000	-	50	-	-	50
Stock issued for debt conversion	426,134	43	213,023	3,097	-	216,163
Stock issued for services	100,000	10	4,990	-	-	5,000
Effect of reverse merger	700,000	70	(719)		-	(649)
Net Loss	-	-	-	-	(158,106)	(158,106)
Balance December 31, 2010	15,397,134	1,540	293,793	28,097	(578,563)	(255,133)

Stock issued for services	150,000	15	7,485	-	-	7,500
Net Loss	-	-	-	-	(98,684)	(98,684)
Balance Decermber 31, 2011	15,547,134	$1,555	$301,278	$28,097	$(677,247)	$(346,317)

Net Loss	-	-	-	-	(9,917)	(9,917)
Balance March 31, 2012	15,547,134	$1,555	$301,278	$28,097	$(687,164)	$(356,234)

The accompanying notes are an integral part of these financial statements

Alternate Energy Solutions, Inc.

(A Development Stage Company)

Statements of Cash Flow

(Unaudited)

			August 1, 2008
	Three Months	Three Months	(Inception) to
	Ended	Ended	March 31
	March 31 2012	March 31 2011	2012

Cash Flows from operating activities	$(9,917)	$(25,236)	$(687,164)
Net loss
Adjustment to reconcile net loss to net cash used in operating activities			-
Stock issued for compensation	-	-	25,000
Stock issued for services	-	7,500	71,000
Stock issued for debt	-	-	795
Effects of reverse merger	-	-	100
Depreciation expense	1,408	1,408	14,507
Donated rent	-	-	19,366

Changes in Operating Assets and Liabilities
Accounts Receivable	-	-	-
Accrued expenses	-	-	16,787
Band overdraft		278
Accrued expenses - Related parties	134	-	669
Accounts payable	5,263	-	301,115
Accounts payable - Related parties	3,000	-	31,437

Net Cash Used In Operations	(113)	(16,050)	(206,388)

Cash Flows from investing activities
Used For
Equipment	-	-	(34,217)
Net cash used in investing	-	-	(34,217)

Cash Flows from financing activities
Proceeds From
Due to related parties		-	35,347
Due to shareholder	-	16,007	6,685
Sale of stock	-	-	50
Borrowing on debt	-	-	198,582
Net cash provided by financing	-	16,007	240,664

Net increase (decrease) in cash	$(113)	$(43)	$59

Cash Balance at Beg of Period	172	43	-

Cash Balance at End of Period	$59	$-	$59

Supplemental Cash Flow Information:
Stock issued for interest expense	$-	$-	$16,787
Stock issued for debt	-	-	198,582
Stock issued for services	-	7,500	7,500

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

As of March 31, 2012, the Company is in the development stage and has not generated any revenues.

Note 2 - Going Concern

The Company incurred net losses of $9,917 and $25,236 for the three months ended March 31, 2012 and March 31, 2011 respectively. The Company has a deficit accumulated during development stage of $687,164. As of March 31, 2012 the Company's liabilities exceed its assets by $356,234.  The Company has not generated revenues to date. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. The Company places its cash and cash equivalents with large commercial banks. The Federal Deposit Insurance Corporation (“FDIC”) insures these balances, up to $250,000. All of the Company’s cash balances as of March 31, 2012 and December 31. 2011 were insured. At March 31, 2012 and December 31, 2011 there were no cash equivalents. Cash was $59 and $172 at March 31, 2012 and December 31, 2011 respectively.

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

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011:

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

Property plant and equipment consists of:

	March 31, 2012	December 31, 2011

Machinery	$28,158	$28,158
Accumulated Depreciation	(8,447)	(7,041)
Net Book Value	$19,711	$21,117

During 2008 the Company began construction of a mobile bio-fuel reactor to use for promotion and advertising purposes. Due to the extended nature of the construction project the Company depreciated the construction project using a five year straight line method. The construction project was completed during October 2010 and the mobile bio-fuel reactor was placed into depreciable machinery and equipment at its net book value of $28,158 and was depreciated using the straight line method over its useful life of five years. The Company had machinery on hand, net of accumulated depreciation, in the amount $19,711 and $21,117 at March 31, 2012 and December 31, 2011, respectively. Depreciation expense totaled $1,408 and $1,408 for the three months ended March 31, 2012 and March 31, 2011 respectively. The Company has incurred depreciation expense in the amount of $14,507 since inception.

Note 5 – Accounts Payable- Related Party

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. For the year ended December 31, 2011, the same officer paid for additional expenses of the Company $35,347 for working capital purpose and for the three months ended March 31, 2012 an additional $3,000 resulting in a balance of $66,784. The loan is interest free and due on demand. The Company did not impute interest as the borrowings relate to operating activity.

Note 6– Accrued Settlement

The Company had been party to an Employment Agreement with an individual to serve as its chief executive officer. The agreement was dated October 1, 2008.  Under the Employment Agreement, the employee would have been entitled to receive a base salary of $175,000 per year during the five year term of the agreement.  In addition, he would have been entitled to receive an incentive salary at a rate of 14% of the Company's adjusted net profits (as defined in the agreement) upon first revenues, increasing to 20% of adjusted net profits commencing in the fourth year of the agreement.  The Company agreed to issue to the employee a number of shares of stock equal to 14% of the total shares issued, increasing to 20% in the third year of the agreement, subject to anti dilution provisions.  In the event that the Company terminated the employee for cause, he would be entitled to all of the cash compensation payable under the agreement, plus a bonus and to receive an indeterminate number of shares of common stock. On September 1, 2009 the Company terminated the Employment Agreement for cause.  On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of September 30, 2011, the $200,000 cash payment is included in Accounts Payable in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at March 31, 2012.

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

Note 7 – Due to Shareholder

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes. The Company imputed interest at 8% per annum. The Company imputed interest in the amount of $134 at March 31, 2012. The amount is included in accrued interest of $1,419 at March 31, 2012.

Note 8 - Related Party Transactions

On July 20, 2010, the Company entered into a Settlement Agreement with the employee under which the Company agreed to (i) pay him the sum of $200,000 ($15,000 of which was allocated to payment for equipment contributed to the Company) upon the receipt of capital commitments totaling at least $2.5 million and (ii) issue to the former employee 500,000 shares of common stock. As of the period ended, the $200,000 cash payment is included in Accrued Settlement in addition to accrued payroll taxes of $9,667. The 500,000 shares of common stock were valued at $25,000 based on the most recent sale of common stock at $0.05 per share and is included in stock payable at March 31, 2012.

During 2010, an officer of the Company loaned the Company $6,685 for working capital purposes. The Company imputed interest at 8% per annum. The Company imputed interest in the amount of $134 at March 31, 2012. The amount is included in accrued interest of $1,419 at March 31, 2012

As of December 31, 2010 an officer of the Company paid $35,742 of operating expenses on behalf of the Company of which $7,305 was repaid resulting in a balance of $28,437. For the year ended December 31, 2011, the same officer paid for additional expenses of the Company $35,347 for working capital purpose and for the three months ended March 31, 2012 an additional $3,000 resulting in a balance of $66,784. The loan is interest free and due on demand. The Company did not impute interest as the borrowings relate to operating activity.

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

Note 10 – Income Taxes

Company incurred net losses for the three months ended March 31, 2012 and therefore had no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net loss carry forward is approximately $109,839 and $107,776 as of March 31, 2012 and December 31, 2011 respectively. The Company’s loss carry forward will expire beginning in the year 2028.

At March 31, 2012, the net deferred tax asset consisted of the following:

	March 31, 2012	December 31, 2011
Net Operating Loss	$(109,839)	$(107,776)
Less: Valuation Allowance	109,839	107,773
Net Deferred Tax Asset	$-	$-

Note 11 - Subsequent Events

Management reported that there were no reportable events through the date of this filing.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on April 16, 2012.

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

In view of the EPA’s delay in concluding its analysis of palm oil/PKO as a qualified pathway for producing biodiesel under RFS2 and the impact such delay has had on our ability to fund our operations,  we intend to construct a single reactor facility capable of producing approximately 624,000 gallons of biodiesel per year.  We will site the unit at existing laboratory space provided to us free of charge by our President.  Eventually, upon receipt of additional funding, we would relocate this reactor our temporary plant at the Port of Savannah.  We believe that in this time frame we could obtain all local permits required to sell fuel in Georgia and obtain ASTM – D 6751 certification for our biodiesel fuel, which would apply to the fuel we would produce at our temporary facility to be located at the Port of Savannah.  We also may utilize biomasses other than PKO to demonstrate the multi-feedstock capabilities of our production equipment.  We would seek to qualify our biodiesel for sale under state department of transportation regulations and sell it into numerous other markets in which there is a demand for ASTM D-6751 qualified biodiesel, which we describe under the heading “ Our Biodiesel Production Facilities ,” above.

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

At March 31, 2012, we had total assets of $19,770, which included cash of $59 as compared to total assets of $21,289, including cash of $172, at December 31, 2011.

We have a deficit accumulated during development stage of $687,164.  As March 31, 2011, our liabilities exceed our assets by $356,234 and we had a working capital deficit of $37,945.

Since our inception, we have financed our operations through contributions and loans from management and from the sale of short term convertible promissory notes, the entire amount of which was converted into the stock of the Company upon the consummation of a share exchange in July 2010.  Since our inception, our management has paid operating expenses on behalf of the Company in the amount of $74,089, including $3,000 during the three months ended March 31, 2012, of which $7,305 has been repaid as of said date, and donated rent in the amount of $19,366 (accounted for as additional paid in capital) to fund our operations.

We do not have available any lines of credit or other bank facilities.

Over the next twelve months, we will require capital for the entire range of our activities, including the construction of our temporary biodiesel production plant, the permitting process, engaging personnel, purchasing raw material, general and administrative expenses and working capital, as described below under the heading ” Capital Requirements and Plan of Operation .”

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

Capital Requirements and Plan of Operation

The development and construction of a biodiesel plant is capital intensive and we will require financing for the entire range of our proposed activities.  Moreover, we will be subject to all of the risks and uncertainties of a new business, including the factors described under “Item 1A. Risk Factors” appearing in the 2011 Annual Report.  Our success will be predicated on our ability to navigate and surmount these risks and will be determinative as to whether and when we commence generating revenue.

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

Results of Operations

Three Months Ended March 31, 2012 and 2011

Our operating, general and administrative expenses decreased by $20,715 from $23,838 for the period ended March 31, 2011 to $3,113 for the period ended March 31, 2012, or 87%.  The decrease is primarily attributable to decreases in professional fees, primarily legal fees

For the three months ended March 31, 2012, we suffered a net loss of $9,917 as compared to a net loss of $25,236 for the corresponding period, a decrease of $15,319.  The decrease in net loss is attributable to decreases in professional fees.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the three month period ended on March 31, 2012, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2011Annual Report.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2011 contained in our 2011 Annual Report.

Recent Accounting Pronouncements

We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2011 contained in our 2011 Annual Report for a discussion of new and recently adopted accounting pronouncements.

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

•	our lack of an operating history makes it difficult to evaluate our business and prospects in an emerging market;

•	the absence of operations and revenues raises substantial doubt about our ability to continue as a going concern;

•	our ability to obtain financing to initiate any portion of our business plan and to implement our sales and marketing programs;

•	the efficacy of our products and service offerings;

•	customer acceptance of our products and service offerings;

•	all of the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on April 16, 2012 (the “2010 Annual Report”).

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

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer, who is the Company’s principal executive officer and principal financial officer, who we refer to herein as our CEO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act), pursuant to Exchange Act Rule 13a-15.  As a result of our continuing efforts to remediate the material weaknesses in our internal control over financial reporting that existed as of December 31, 2010 and which remained extant as of the close of the period covered by this Report, our CEO concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2012.

The weaknesses in our disclosure and procedures encompassed weaknesses in certain elements of our internal control over financial reporting (ICFR) that our subsumed within our disclosure controls and procedures.  A material weakness is defined in Section 210.1-02(4) of Regulation S-X as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The specific weaknesses relate to elements of our ICFR that provide reasonable assurances that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and comprise the following:

1.	We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.	We did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

3.	We did not maintain effective controls over financial reporting. Specifically, controls were not designed and in place to ensure that the financial impact of certain complex equity transactions were appropriately and correctly reported. The transactions were identified by the auditors and calculated and reported correctly as of March 31, 2012.

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

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Not applicable.

(c) During the three months ended March 31, 2012, neither the Company nor any ”affiliated purchaser,” as defined in Rule 10b-18(a)(13), purchased any shares or other units of any class of the issuer's equity securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Reserved).

Item 5. Other Information.

(a) None.

(b) The Company has not adopted any procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6. Exhibits.

Exhibit	Description
31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012
32.1*	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS1	XBRL Instance Document
101.SCH1	XBRL Taxonomy Extension Schema Document
101.CAL1	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB1	XBRL Taxonomy Extension Label Linkbase Document
101.PRE1	XBRL Taxonomy Extension Presentation Linkbase Document

1	To be filed by amendment.

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

ALTERNATE ENERGY SOLUTIONS, INC.

Dated: May 18, 2012	/s/ Kenneth Rakestraw
Kenneth Rakestraw
President, Principal Executive Officer and Principal Financial Officer

